Form 10-Q
period 1996-06-30
CARDIOGENESIS CORP
filed 1996-08-13
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from ________ to _______

                         Commission File Number: 0-28424
                                                 -------

                            CARDIOGENESIS CORPORATION

             (Exact name of registrant as specified in its charter)


             Delaware                                      77-0352469
- ------------------------------------           ---------------------------------
  (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                      identification No.)


                               540 OAKMEAD PARKWAY
                           SUNNYVALE, CALIFORNIA 94086
          (Address of principal executive offices, including zip code)

                                 (408) 328-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

The number of shares of Common Stock outstanding as of July 31, 1996 was 11,935,293.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheets as of June 30, 1996 and December 31, 1995        3

            Condensed Statements of Operations for the three months                   4
             and six months ended June 30, 1996 and 1995

            Condensed Statements of Cash Flows for the six months                     5
             ended June 30, 1996 and 1995

            Notes to Condensed Financial Statements                                   6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION               7
             AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                         11


SIGNATURE                                                                            12

INDEX TO EXHIBITS                                                                    13

                            CARDIOGENESIS CORPORATION
                            Condensed Balance Sheets
                                 (in thousands)



                                                                      December 31      June 30
                                                                          1995          1996
                                                                          ----          ----
                                            ASSETS                                   (unaudited)
Current assets:
    Cash and cash equivalents                                           $ 4,150        $36,568
    Available for sale securities                                         9,886         27,627
    Accounts receivable                                                     870          1,094
    Inventories                                                             625          1,224
    Other current assets                                                    325            588
                                                                        -------        -------
       Total current assets                                              15,856         67,101
Long term assets                                                            367          1,231
                                                                        -------        -------
       Total assets                                                     $16,223        $68,332
                                                                        =======        =======

         LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                               $   794        $ 1,773
    Deferred revenue                                                        870            265
                                                                        -------        -------
       Total Liabilities                                                  1,664          2,038

Redeemable convertible preferred stock                                   22,390             --

Stockholders' (deficit) equity:                                          (7,831)        66,294
                                                                        -------        -------
       Total liabilities, redeemable convertible preferred stock,
       and stockholders' (deficit) equity                               $16,223        $68,332
                                                                        =======        =======



   The accompanying notes are an integral part of these financial statements.

                            CARDIOGENESIS CORPORATION
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                        Three Months Ended June 30     Six Months Ended June 30
                                        --------------------------     ------------------------
                                           1995           1996           1995           1996
                                           ----           ----           ----           ----
Sales                                    $    --        $ 1,218        $    --        $ 1,849
Cost of sales                                 --            888             --          1,206
                                         -------        -------        -------        -------
       Gross profit                           --            330             --            643
                                         -------        -------        -------        -------

Operating expenses
    Research and development                 712          1,686          1,164          3,261
    General and administrative               276            499            519            992
    Sales and marketing                       71            417             71            720
                                         -------        -------        -------        -------
       Operating expenses                  1,059          2,602          1,754          4,973
                                         -------        -------        -------        -------
       Operating loss                     (1,059)        (2,272)        (1,754)        (4,330)
Interest income                               55            389            120            569
                                         -------        -------        -------        -------
       Net loss                          $(1,004)       $(1,883)       $(1,634)       $(3,761)
                                         =======        =======        =======        =======

Net loss per share                       $ (0.24)       $ (0.24)       $ (0.39)       $ (0.62)
                                         =======        =======        =======        =======

Shares used in computing net
    loss per share                         4,229          7,827          4,229          6,102
                                         =======        =======        =======        =======


Proforma net loss per share              $ (0.12)       $ (0.18)       $ (0.19)       $ (0.40)
                                         =======        =======        =======        =======

Shares used in computing pro forma
    net loss per share                     8,537         10,286          8,537          9,451
                                         =======        =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

                            CARDIOGENESIS CORPORATION
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)



                                                        Six Months Ended June 30
                                                        ------------------------
                                                          1995           1996
                                                          ----           ----
Cash from operating activities:
    Net loss                                            $(1,634)       $ (3,761)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation and amortization                        63              78
        Amortization of deferred compensation                --             550
        Disposal of property and equipment                   --               7
    Changes in assets and liabilities:
        Accounts receivable                                  --            (224)
        Inventories                                          --            (599)
        Prepaids and other                                   32            (263)
        Accounts payable                                    (12)             58
        Accrued expenses                                     --             790
        Accrued compensation                                 17             131
        Deferred revenue                                     --            (605)
                                                        -------        --------
           Net cash used in operating activities         (1,534)         (3,838)
                                                        -------        --------

Cash flows from investing activities:
    Purchase of available-for-sale securities            (1,251)        (77,990)
    Maturities of available-for-sale securities           3,753          60,249
    Acquisition of property and equipment                  (376)           (965)
    Other assets                                            (35)             16
                                                        -------        --------
           Net cash used in investing activities          2,091         (18,690)
                                                        -------        --------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock, net              --          54,946
                                                        -------        --------
        Net cash provided by financing activities            --          54,946

                                                        -------        --------
Not increase in cash and cash equivalents                   557          32,418
Cash and cash equivalents, beginning of period            1,802           4,150
                                                        -------        --------
Cash and cash equivalents, end of period                $ 2,359        $ 36,568
                                                        =======        ========


   The accompanying notes are an integral part of these financial statements.

                            CARDIOGENESIS CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         These interim condensed financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 1995 included in the Company's Registration Statement on Form SB-2 (Reg. St. No. 333-3752-LA), declared effective by the Securities and Exchange Commission on May 21, 1996.

NOTE 2 - INVENTORIES

         At December 31, 1995 and June 30, 1996, inventories (in thousands) consisted of the following:

                                         DECEMBER 31        JUNE 30
                                            1995             1996
                                         ---------------------------
                                                          (unaudited)
                Raw materials               $ 73            $   82
                Finished goods               552             1,142
                                            ----            ------
                                            $625            $1,224
                                            ====            ======



NOTE 3 - INITIAL PUBLIC OFFERING

         In May 1996, the Company completed its initial public offering. The Company sold 3,000,000 shares of Common Stock at a price to the public of $20.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $54.9 million.

NOTE 4 - NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and Preferred Stock are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, Common and Common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the effective date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method).

         Pro forma net loss per shares has been presented to depict what the net loss per share would have been had the Common Stock issuable upon the conversion of all the outstanding Preferred Stock been outstanding during the periods presented. The pro forma net loss per share data corresponds to the net loss per share information provided in the Company's July 15, 1996 press announcement of results for the second quarter ended June 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including: acceptance of transmyocardial revascularization ("TMR") as a safe and efficacious treatment for coronary artery disease; results of the Company's ongoing clinical trials of its intraoperative TMR ("ITMR(R)") System and any future clinical trials of the Company's TMR Systems; approval by the Food and Drug Administration ("FDA") of the Company's ITMR System for further clinical trials and of its thoracoscopic TMR ("TTMR(R)") System and percutaneous myocardial revascularization ("PMR(R)") System for initial clinical trials; the ability to respond to rapid and significant technological change; the ability to comply with regulatory requirements in foreign countries; the ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties; the ability to compete successfully against other producers of TMR systems, including PLC Systems, Inc., Eclipse Surgical Technologies, Inc., and United States Surgical Corporation, and against others that provide therapies that may treat the medical indications that may be treatable with TMR; the ability to obtain third-party reimbursement for use of the Company's TMR System; continuing, timely availability of components used in the Company's TMR Systems, including the Ho:YAG laser and the ECG monitor; the ability to retain and attract in the future key scientific, technical, marketing, sales, managerial and finance personnel; the ability to increase production of the Company's TMR Systems and to comply with good manufacturing practices and other manufacturing regulations; the ability to establish a sales and marketing organization and establish relationships with distributors internationally; the ability to minimize exposure to product liability risks or product recalls and the sufficiency of the Company's insurance coverage; and other factors described throughout this Form 10-Q, and in the Company's Registration Statement on Form SB-2 (File No. 333-3752-LA) declared effective by the Securities and Exchange Commission on May 21, 1996, particularly the section entitled "RISK FACTORS."

         The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by an asterisk (*) various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

         Since its inception, CardioGenesis has been primarily engaged in the design and development of its TMR Systems. The Company has a limited history of operations and has experienced significant operating losses since inception. *Operating losses are expected to continue at least through 1997 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing, sales, and operational activities.

         *The research, manufacture, sale, and distribution of medical devices such as the Company's TMR Systems are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. *The regulatory process is lengthy, expensive, and uncertain. FDA approval of a Pre Market Approval ("PMA") application is required before any TMR System can be marketed in the United States. *Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information.

         The Company commenced Phase I clinical trials of its ITMR System in patients with severe coronary artery disease for whom existing therapies cannot be used ("no option" patients) in October 1995. In July 1996, the Company received Investigational Device Exemption ("IDE") approval to begin a Phase II clinical trial using its ITMR System in no option patients. In August 1996, the Company received authorization from the FDA to begin a Phase II clinical trial to evaluate the Company's ITMR System as an adjunctive therapy to coronary artery bypass graft ("CABG") surgery in patients with angina (severe chest pain) who are only partially treatable by CABG. The Company has not initiated clinical trials of either its thoracoscopic TMR System or PMR System. *Substantial additional clinical testing of its TMR Systems is required. *The Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for, and begin commercial sales of its TMR Systems in the United States for several years, if ever.

         To date, the Company has shipped and recognized revenue on a limited number of ITMR Systems for clinical trials, both in Europe and the United States, and for anticipated commercial use in Europe. The Company recognizes revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments made which are subject to limited rights of return primarily associated with finalizing terms of definitive distributor agreements.

         In July 1996, the Company received the European CE mark approval for commercialization of its ITMR products, which will enable the Company to begin marketing its ITMR products in European Union States. The CE mark is awarded to companies whose products meet the essential requirements of the European Medical Device Directive and provides the regulatory approval necessary for commercialization. *The Company anticipates most of its revenues from product sales over the next several years will be derived from international sales through distributors, primarily in Europe. *Any such international sales will be subject to a number of risks, including reimbursement approval, foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis.

         *There can be no assurance that the Company's research and development efforts will be successful. *Given that clinical testing is at an early stage, there can be no assurance that any of the Company's TMR Systems will be shown to be safe or effective. *Accordingly, the Company is unable to predict the likelihood that its products will be approved for marketing by the FDA or, with the exception of the existing European CE mark for the Company's ITMR products, any other foreign government agency, and there can be no assurance that such approvals will be obtained or that any of the TMR Systems or any other product development by the Company will be successfully introduced or achieve any significant degree of market acceptance. *There can be no assurance that the Company will ever achieve either significant revenues from sales of any of its TMR Systems or ever achieve or sustain profitability.

         *Results of the Company's operations have varied and are expected to fluctuate significantly from quarter to quarter depending on numerous factors, including: (1) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (2) the timing of orders and shipments; (3) the mix of sales between distributors and the Company's potential direct sales force; (4) competition, including pricing pressures; (5) the timing of regulatory and third-party reimbursement approvals;
(6) expansion of the Company's manufacturing capacity and the Company's ability to manufacture its products efficiently; (7) the timing of research and development expenses, including clinical trial-related expenditures; and (8) seasonal factors affecting the number of procedures performed.

RESULTS OF OPERATIONS

         Sales. Sales of the Company's ITMR System for use in clinical trials and commercial use in Europe increased 90% to $1.2 million for the three months ended June 30, 1996 from $631,000 for the three months ended March 31, 1996. The increase resulted from the continuing efforts to establish clinical sites at medical centers and hospitals. Sales were first recognized in the three months ended March 31, 1996. Thus, no sales were recorded during 1995.

         Cost of Sales. Cost of sales consists of direct and indirect costs of providing the ITMR System to customers. Cost of sales increased 179% to $888,000, or 74% of sales, for the three months ended June 30, 1996 from $318,000, or 50% of sales, for the three months ended March 31, 1996. *The increase in cost of sales resulted from growth in the Company's manufacturing and quality departments in preparation for the anticipated commercialization of the ITMR System in Europe later this year. *The Company's ability to commercialize its products in Europe is subject to a number of risks, including the willingness of the medical community to adopt TMR, and TMR's safety and efficacy as a treatment for coronary artery disease, compliance with regulatory requirements, and various other factors referenced above.

         Research and Development Expenses. Research and development expenses increased 6% to $1.7 million for the three months ended June 30, 1996 from $1.6 million for the three months ended March 31, 1996, and 139% from $712,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, research and development expenses increased 175% to $3.3 million from $1.2 million for the same period in 1995. These increases were primarily a result of the Company's Phase I clinical trials of the ITMR System, which were initiated in late 1995. *The Company expects research and development expenses to substantially increase in the future as the Company initiates Phase II clinical trials of its ITMR System in no option patients, initiates the ITMR adjunct to CABG clinical trial, and as the Company prepares to initiate clinical trials with the PMR System and TTMR System. *There can be no assurance that the TTMR or PMR systems will be approved for clinical trials or that any of the Company's TMR Systems will prove to be safe or effective.

         General and Administrative Expenses. General and administrative expenses increased 1% to $499,000 for the three months ended June 30, 1996 from $494,000 for the three months ended March 31, 1996, and 81% from $276,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, general and administrative expenses increased 91% to $992,000 from $519,000 for the same period in 1995. These increases from 1995 in general and administrative expenses were primarily a result of increased general and administrative personnel *The Company expects general and administrative expenses to increase in the future in support of a higher level of operations and to support obligations from being a public company. *Any such increases are dependent on the factors discussed above and there can be no assurance that any such increases will occur.

         Sales and Marketing Expenses. Sales and marketing expenses increased 38% to $417,000 for the three months ended June 30, 1996 from $303,000 for the three months ended March 31, 1996, and 487% from $71,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, sales and marketing expenses increased 914% to $720,000 from $71,000 for the same period in 1995. These increases from 1995 in sales and marketing expenses were primarily a result of hiring sales and marketing personnel and expenses incurred for contractor services. *As the Company prepares for marketing approval in the United States and prepares for product commercialization internationally, following regulatory approval in Europe, the Company anticipates the number of sales and marketing personnel will increase significantly, resulting in higher sales and marketing expenses. *However, the process of obtaining regulatory approvals is lengthy, expensive and uncertain, and, as discussed above, such approval and commercialization processes are subject to various risks.

         Interest Income. Interest income increased 116% to $389,000 for the three months ended June 30, 1996 from $180,000 for the three months ended March 31, 1996, and 607% from $55,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, interest income increased 374% to $569,000 from $120,000 for the same period in 1995. The increases in interest income were primarily due to the completion of the Company's initial public offering resulting in larger cash, cash equivalents, and available-for-sale securities balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations since inception primarily through the private and public sale of capital stock and interest income on proceeds from such financings. Through June 30, 1996, the Company had raised approximately $76 million, net of issuance costs, through the sale of capital stock.

         Cash used in the Company's operations was $3.8 million and $1.5 million for the six months ended June 30, 1996 and 1995, respectively. The increases in cash used in the Company's operations were primarily a result of higher research and development, sales and marketing, and administrative activities resulting in higher net losses, and to increases in accounts receivable and inventories associated with initial sales of the Company's ITMR Systems. The Company's capital expenditures were $965,000 and $376,000 for the six months ended June 30, 1996 and 1995, respectively. The increase was primarily due to the costs of relocating the Company's facility to Sunnyvale, California. *The Company expects capital expenditures to increase primarily in connection with the anticipated international commercialization of the ITMR System, discussed above, general increases in business operations.

         At June 30, 1996, the Company had cash, cash equivalents, and available-for-sale securities of $64.2 million. *The Company plans to finance its operations and capital needs principally from cash, cash equivalents, available-for-sale securities, and interest thereon and believes these funds will be sufficient to fund its operations at least through 1997. *However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain reimbursement approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop a network of distributors internationally, and to expand manufacturing capacity; facilities requirements; market acceptance and demand for its products; and other factors. *The timing and amount of such capital requirements cannot be accurately predicted. *Consequently, although the Company believes that cash, cash equivalents and available-for-sale securities will provide adequate funding for its operations and capital requirements through at least 1997, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance that the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

         During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), "Accounting of Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans, and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected not to adopt the new method of accounting as contained in the statement and will include additional disclosures in the financial statements for the year ending December 31, 1996.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On two separate occasions in April 1996, CardioGenesis Corporation, a California corporation and the predecessor of the Company ("CardioGenesis California"), solicited the written consent of its shareholders to approve the following matters: (i) a 4.1-for-5 reverse split of CardioGenesis California's outstanding capital stock; and (ii) certain other changes to the Company's Articles of Incorporation in anticipation of the Company's initial public offering, including changes related to the automatic conversion of Preferred Stock into Common Stock upon the closing of the offering and changes excluding certain related party mergers from the definition of a liquidation. With respect to the reverse split, CardioGenesis California received consents from the holders of 256,476 shares of its outstanding Common Stock (55.8%) and 7,802,467 shares of its outstanding Preferred Stock (74.8%). CardioGenesis California received no written consent from the holders of the remaining 203,554 shares of its outstanding Common Stock or 2,633,852 shares of its outstanding Preferred Stock. With respect to the other changes to the Articles of Incorporation, CardioGenesis California received consents from the holders of 256,476 shares of its outstanding Common Stock (55.8%) and 9,870,467 shares of its outstanding Preferred Stock. CardioGenesis California received no written consent from the holders of the remaining 203,554 shares of its outstanding Common Stock and 565,852 shares of its outstanding Preferred Stock.

         In May 1996, CardioGenesis California solicited the written consent of its shareholders to approve the following matters: (iii) the reincorporation of CardioGenesis California in Delaware, in which CardioGenesis California merged with and into the Company; (iv) the form of Indemnity Agreement to be entered into between the Company and each of its officers and directors; (v) the adoption of the Company's 1996 Equity Incentive Plan and the reservation of 820,000 shares of Common Stock for issuance thereunder; (vi) the adoption of the Company's 1996 Directors Stock Option Plan and the reservation of 98,400 shares of Common Stock for issuance thereunder; (vii) the adoption of the Company's 1996 Employee Stock Purchase Plan and the reservation of 123,000 shares of Common Stock for issuance thereunder; and (viii) the amendment and restatement of the Company's Certificate of Incorporation, to be effected following the Company's initial public offering of Common Stock, in order to reduce the number of shares of Preferred Stock authorized for issuance to 2,000,000 and to increase the number of authorized shares of Common Stock to 40,000,000.

         With respect to matters (iii), (v), (vii) and (viii) above, CardioGenesis California received consents from the holders of 350,268 shares of its outstanding Common Stock (76.1%) and 10,411,319 shares of its outstanding Preferred Stock (99.8%). The holders of 44 shares of Common Stock abstained from voting on these matters.

         With respect to matter (iv) above, CardioGenesis California received consents from the holders of 350,268 shares of its outstanding Common Stock (76.1%) and 8,343,319 shares of its outstanding Preferred Stock (79.9%). The holders of 44 shares of Common Stock and 2,068,000 shares of Preferred Stock abstained from voting on this matter.

         With respect to matter (vi) above, CardioGenesis California received consents from the holders of 348,084 shares of its outstanding Common Stock (75.7%) and 10,411,319 shares of its outstanding Preferred Stock (99.8%). The holders of 2,228 shares of Common Stock abstained from voting on this matter.

         With respect to matters (iii) through (viii) submitted for shareholder approval in May 1996, CardioGenesis California received no written consent from the holders of the remaining 109,762 shares of its outstanding Common Stock and 25,000 shares of its outstanding Preferred Stock.

         In May 1996, the Company solicited the written consent of its then sole stockholder, CardioGenesis California, to approve the matters set forth in items
(iii) through (viii) above. The Company received the consent from CardioGenesis California as the holder of 1,000 shares (100%) of the Company's outstanding Common Stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Number          Description
- ------          -----------

  3.01          Registrant's Restated Certificate of Incorporation

 11.01          Statement Regarding Computation of Net Loss Per Share

 27.01          Financial Data Schedules

         (b)   Reports on Form 8-K

                  none

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CARDIOGENESIS CORPORATION
                                        (Registrant)




Date:  August 13, 1996                  By: /s/ Richard P. Powers
                                            -------------------------------
                                            Richard P. Powers
                                            Chief Financial Officer, Vice
                                            President of Finance and
                                            Administration, and Secretary
                                            (Duly Authorized Officer, Principal
                                            Financial Officer, and Principal
                                            Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
- -------

   3.01   Registrant's Restated Certificate of Incorporation

  11.01   Statement Regarding Computation of Net Loss Per Share

  27.01   Financial Data Schedules