Form 10-Q
period 1996-09-30
CARDIOGENESIS CORP
filed 1996-11-12
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from ________ to _______

                         Commission File Number: 0-28424

                            CARDIOGENESIS CORPORATION

             (Exact name of registrant as specified in its charter)


             Delaware                                                   77-0352469
____________________________________                      ________________________________________
  (State or other jurisdiction of                                    (I.R.S. employer
  incorporation or organization)                                    identification No.)


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

                                Yes [X] No [ ]

The number of shares of Common Stock outstanding as of October 31, 1996 was 11,948,037.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                                           PAGE
PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

                   Condensed Balance Sheets as of September 30, 1996 and December 31, 1995                   3

                   Condensed Statements of Operations for the three months                                   4
                    and nine months ended September 30, 1996 and 1995

                   Condensed Statements of Cash Flows for the nine months                                    5
                    ended September 30, 1996 and 1995

                   Notes to Condensed Financial Statements                                                   6

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                               7
                    AND RESULTS OF OPERATIONS

PART II.           OTHER INFORMATION

ITEM 1.            LITIGATION                                                                               11

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                         11


SIGNATURE                                                                                                   12

INDEX TO EXHIBITS                                                                                           13

                            CARDIOGENESIS CORPORATION
                            Condensed Balance Sheets
                                 (in thousands)

                                                                        December 31       September 30
                                                                        -----------       ------------
                                                                            1995              1996
                                                                        -----------       ------------
                                        ASSETS                                             (unaudited)
Current assets:
     Cash and cash equivalents                                            $  4,150         $    5,638
     Available-for-sale securities                                           9,886             55,589
     Accounts receivable                                                       870              1,748
     Inventories                                                               625              1,124
     Other current assets                                                      325                842
                                                                          --------         ----------
        Total current assets                                                15,856             64,941
Long term assets                                                               367              1,493
                                                                          --------         ----------
        Total assets                                                      $ 16,223         $   66,434
                                                                          ========         ==========

   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                $    794         $    2,043
     Deferred revenue                                                          870                 --
                                                                          --------         ----------
        Total liabilities                                                    1,664              2,043

Redeemable convertible preferred stock                                      22,390                 --

Stockholders' (deficit) equity:                                             (7,831)            64,391
                                                                          --------         ----------
        Total liabilities, redeemable convertible preferred stock,
        and stockholders' (deficit) equity                                $ 16,223           $ 66,434
                                                                          ========         ==========




   The accompanying notes are an integral part of these financial statements.

                            CARDIOGENESIS CORPORATION
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended September 30  Nine Months Ended September 30
                                     -------------------------------  ------------------------------
                                         1995             1996             1995            1996
                                     --------------  ---------------  --------------  --------------

Sales                                   $    --         $  1,119         $    --         $ 2,968
Cost of sales                                --              826              --           2,032
                                        -------         --------         -------         -------
          Gross profit                       --              293              --             936
                                        -------         --------         -------         -------

Operating expenses:
      Research and development              798            1,730           1,962           4,991
      General and administrative            317              707             836           1,699
      Sales and marketing                   117              617             188           1,337
                                        -------         --------         -------         -------
          Operating expenses              1,232            3,054           2,986           8,027
                                        -------         --------         -------         -------
          Operating loss                 (1,232)          (2,761)         (2,986)         (7,091)
Interest income (expense)                   (12)             868             108           1,437
                                        -------         --------         -------         -------
          Net loss                      $(1,244)        $ (1,893)        $(2,878)        $(5,654)
                                        =======         ========         =======         =======

Net loss per share                      $ (0.29)        $  (0.16)        $ (0.68)        $ (0.70)
                                        =======         ========         =======         =======

Shares used in computing net
      loss per share                      4,229           11,937           4,229           8,082
                                        =======         ========         =======         =======



   The accompanying notes are an integral part of these financial statements.

                            CARDIOGENESIS CORPORATION
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                          Nine Months Ended September 30
                                                          ------------------------------
                                                             1995             1996
                                                          -----------    ---------------
Cash from operating activities:
      Net loss                                              $(2,878)        $  (5,654)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
          Depreciation and amortization                          86               259
          Amortization of deferred compensation                  --               702
          Disposal of property and equipment                     --                 7
      Changes in assets and liabilities:
          Accounts receivable                                    --              (878)
          Inventories                                            --              (499)
          Prepaids and other                                     (4)             (517)
          Accounts payable and other                            199                50
          Accrued expenses                                       49               972
          Accrued compensation                                   19               227
          Deferred revenue                                       --              (870)
                                                            -------         ---------
               Net cash used in operating activities         (2,529)           (6,201)
                                                            -------         ---------

Cash flows from investing activities:
      Purchase of available-for-sale securities              (1,814)         (109,928)
      Maturities of available-for-sale securities             5,335            64,225
      Acquisition of property and equipment                    (668)           (1,398)
      Other assets                                               19                 6
                                                            -------         ---------
               Net cash provided by (used in)
                   investing activities                       2,872           (47,095)
                                                            -------         ---------

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                --            54,784
                                                            -------         ---------
          Net cash provided by financing activities              --            54,784

                                                            -------         ---------
Net increase in cash and cash equivalents                       343             1,488
Cash and cash equivalents, beginning of period                1,802             4,150
                                                            -------         ---------
Cash and cash equivalents, end of period                    $ 2,145         $   5,638
                                                            =======         =========




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

NOTE 2 - INVENTORIES

         Inventories (in thousands) consisted of the following:

                                              DECEMBER 31   SEPTEMBER 30
                                                  1995          1996
                                              --------------------------
                                                            (unaudited)

         Raw materials                             $ 73        $   82
         Finished goods                             552         1,042
                                                   ----        ------
                                                   $625        $1,124
                                                   ====        ======

NOTE 3 - INITIAL PUBLIC OFFERING

         In May 1996, the Company completed its initial public offering. The Company sold 3,000,000 shares of Common Stock at a price to the public of $20.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $54.8 million.

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

NOTE 5 - LITIGATION

         On September 11, 1996, the Company filed an action for declaratory relief against PLC Systems, Inc. of Canada and its wholly-owned American subsidiary, PLC Medical Systems, Inc., (collectively, "PLC"), seeking a judgment that PLC's United States patent No. 5,125,926 to a certain heart-synchronized pulsed laser system is invalid and unenforceable. In the suit, filed in the United States District Court for the Northern District of California, the Company also requested the Court to enter judgment that the Company's Transmyocardial Revascularization (TMR) systems do not infringe the PLC patent. In October 1996, PLC responded to the complaint. In its response, PLC took the position that its patent has been infringed by the Company, but made no further claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION


         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including: acceptance of transmyocardial revascularization ("TMR") as a safe and efficacious treatment for coronary artery disease; results of the Company's ongoing clinical trials of its intraoperative TMR ("ITMR"(TM)) System and any future clinical trials of the Company's TMR Systems; approval by the Food and Drug Administration ("FDA") of the Company's ITMR System for further clinical trials and of its thoracoscopic TMR ("TTMR"(TM)) System and percutaneous myocardial revascularization ("PMR"(TM)) System for initial clinical trials; the ability to respond to rapid and significant technological change; the ability to comply with regulatory requirements in foreign countries; the ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties; the ability to compete successfully against other producers of TMR systems, including PLC Systems, Inc., Eclipse Surgical Technologies, Inc., and United States Surgical Corporation, and against others that provide therapies that may treat the medical indications that may be treatable with TMR; the ability to obtain third-party reimbursement for use of the Company's TMR System; continuing, timely availability of components used in the Company's TMR Systems, including the Holmium:YAG (Ho:YAG) laser and the electrocardiogram (ECG) monitor; the ability to retain and attract in the future key scientific, technical, marketing, sales, managerial and finance personnel; the ability to increase production of the Company's TMR Systems and to comply with good manufacturing practices and other manufacturing regulations; the ability to establish a sales and marketing organization and establish relationships with distributors internationally; the ability to minimize exposure to product liability risks or product recalls and the sufficiency of the Company's insurance coverage; and other factors described throughout this Form 10-Q, and in the Company's Registration Statement on Form SB-2 (File No. 333-3752-LA) declared effective by the Securities and Exchange Commission on May 21, 1996, particularly the section entitled "RISK FACTORS."

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

OVERVIEW

         Since its inception, the Company has been primarily engaged in the design and development of its TMR Systems. The Company has a limited history of operations and has experienced significant operating losses since inception. *Operating losses are expected to continue at least through 1997 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing, sales, and operational activities.

         *The research, manufacture, sale, and distribution of medical devices such as the Company's TMR Systems are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. *The regulatory process is lengthy, expensive, and uncertain. FDA approval of a Pre Market Approval ("PMA") application is required before any TMR System can be marketed in the United States. *Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information that has not yet been developed or obtained.

         To date, the Company has shipped and recognized revenue on a limited number of ITMR Systems for clinical trials, both in Europe and the United States, and for commercial use in Europe. The Company recognizes revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consisted of shipments made which were subject to limited rights of return primarily associated with finalizing terms of definitive distributor agreements.

         In July 1996, the Company received the European CE mark approval for commercialization of its ITMR products, which is required for the Company to begin marketing its ITMR products in European Union States. The CE mark is awarded to companies whose products meet the essential requirements of the European Medical Device Directive and provides the regulatory approval necessary for commercialization. In October 1996, the Company commercially launched its ITMR System in Europe during the European Association of Cardio-Thoracic Surgery conference in Prague, Czech Republic. *The Company anticipates most of its revenues from product sales over the next several years will be derived from international sales through distributors, primarily in Europe. *Any such international sales will be subject to a number of risks, including reimbursement approval, foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis

         The Company is also currently conducting two multi-center, prospective, randomized studies of the ITMR System, one in "no-option" patients with ITMR as the stand alone procedure and the other a study of the ITMR system as an adjunct to first coronary artery bypass. A total of up to 650 patients at up to 45 clinical trial sites are approved to be included in these two protocols.

         The Company is completing pre-clinical studies on its Percutaneous Myocardial Revascularization (PMR) System and has initiated human clinical studies in Europe. The Company has not initiated clinical testing of its thoracoscopic TMR System. *The Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for, and begin commercial sales of its TMR systems in the United States for several years, if ever.

         *There can be no assurance that the Company's research and development efforts will be successful. *Given that clinical testing is incomplete, there can be no assurance that any of the Company's TMR Systems will be shown to be safe or effective. *Accordingly, the Company is unable to predict the likelihood that its products will be approved for marketing by the FDA or, with the exception of the existing European CE mark for the Company's ITMR products, any other foreign government agency, and there can be no assurance that such approvals will be obtained or that any of the TMR Systems or any other product development by the Company will be successfully introduced or achieve any significant degree of market acceptance. *There can be no assurance that the Company will ever achieve either significant revenues from sales of any of its TMR Systems or ever achieve or sustain profitability.

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

         On September 11, 1996, the Company filed an action for declaratory relief against PLC Systems, Inc. of Canada and its wholly-owned American subsidiary, PLC Medical Systems, Inc., (collectively, "PLC"), seeking a judgment that PLC's United States patent No. 5,125,926 to a certain heart-synchronized pulsed laser system is invalid and unenforceable. In the suit, filed in the United States District Court for the Northern District of California, the Company also requested the Court to enter judgment that the Company's Transmyocardial Revascularization (TMR) systems do not infringe the PLC patent. In October 1996, PLC responded to the complaint. In its response, PLC took the position that its patent has been infringed by the Company, but made no further claims.

         Also in September 1996, the Company incorporated a wholly owned subsidiary in the Netherlands in Europe. The office, located in Amsterdam, was established to provide sales support to the European distributors.

RESULTS OF OPERATIONS

         Sales. Sales of the Company's ITMR System for use in clinical trials and commercial use in Europe were $1.1 million and $3.0 million for the three months and nine months ended September 30, 1996, respectively. The revenue resulted from the continuing efforts to establish clinical sites at medical centers and hospitals in the US and from sales to international distributors. No sales were recorded during 1995.

         Cost of Sales. Cost of sales consists of direct and indirect costs of providing the ITMR System to customers. Cost of sales were $826,000, or 74% of sales, and $2.0 million, or 68% of sales, for the three months and nine months ended September 30, 1996, respectively. The increase in cost of sales resulted from growth in the Company's manufacturing and quality departments in preparation for the October 1996 commercialization of the ITMR System in Europe. In addition, due to the allocation of costs over a greater number of units sold for the nine months ended September 30, 1996, cost of sales as a percentage of sales decreased to 68% from 74%. *The acceptance of the Company's products in Europe is subject to a number of risks, including the willingness of the medical community to adopt TMR, and TMR's safety and efficacy as a treatment for coronary artery disease, compliance with regulatory requirements, and various other factors referenced above.

         Research and Development Expenses. Research and development expenses increased 154% to $5.0 million for the nine months ended September 30, 1996 from $2.0 million for the nine months ended September 30, 1995 and 117% to $1.7 million from $798,000 for the three months ended September 30, 1996 and 1995, respectively. These increases were primarily a result of the Company's initiation of three clinical protocols of the ITMR System. The first clinical trial began in late 1995. *The Company expects research and development expenses to substantially increase in the future as the Company continues the multi-center, prospective, randomized clinical trials of its ITMR System in "no-option" patients as a stand alone procedure and as an adjunct to first coronary artery bypass, and as the Company prepares to initiate clinical trials of the PMR and TTMR Systems. *There can be no assurance that the TTMR or PMR systems will be approved for clinical trials or that any of the Company's TMR Systems will prove to be safe or effective.

         General and Administrative Expenses. General and administrative expenses increased 100% to $1.7 million for the nine months ended September 30, 1996 from $836,000 for the same period in 1995 and increased 123% to $707,000 from $317,000 for the three months ended September 30, 1996 and 1995, respectively. These increases from 1995 were primarily a result of increased general and administrative personnel and expenses in support of a higher level of operations and in support of obligations from being a public company. *Future increases in general and administrative expenses are dependent on the factors discussed above and there can be no assurance that any such increases will occur.

         Sales and Marketing Expenses. Sales and marketing expenses increased 611% to $1.3 million for the nine months ended September 30, 1996 from $188,000 for the same period in 1995 and 427% to $617,000 from $117,000 for the three months ended September 30, 1996 and 1995, respectively. These increases were primarily a result of hiring sales and marketing personnel, expenses incurred for contractor services, and in the third quarter of 1996, the Company's European launch of its ITMR System. *As the Company prepares for marketing approval in the United States and supports product commercialization internationally, the Company anticipates the number of sales and marketing personnel will increase significantly, resulting in higher sales and marketing expenses. *However, the process of obtaining regulatory approvals is lengthy, expensive and uncertain, and, as discussed above, such approval and commercialization processes are subject to various risks.

         Interest Income. Interest income increased to $1.4 million for the nine months ended September 30, 1996 from $108,000 for the same period in 1995. For the three months ended September 30, 1996, the Company recorded interest income of $868,000 versus net interest expense of $12,000 during the same period in 1995. The increases in interest income were primarily due to the completion of the Company's initial public offering resulting in larger cash, cash equivalents, and available-for-sale securities balances. *The effect of interest income is expected to lessen through 1997 as the Company's cash balance is depleted to fund operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations since inception primarily through the private and public sale of capital stock and interest income on proceeds from such financings. From its inception through September 30, 1996, the Company had raised approximately $76 million, net of issuance costs, through the sale of its capital stock.

         Cash used in the Company's operating activities was $6.2 million and $2.5 million for the nine months ended September 30, 1996 and 1995, respectively. The increases in cash used in the Company's operations were primarily a result of higher research and development, sales and marketing, and administrative activities resulting in higher net losses, and to increases in accounts receivable and inventories associated with initial sales of the Company's ITMR Systems. The Company's capital expenditures were $1.4 million and $668,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase was primarily due to the costs of acquiring capital equipment to support growth in the number of its employees and relocating the Company's facility to Sunnyvale, California in May 1996. *The Company expects capital expenditures to increase primarily in connection with the international commercialization of its ITMR System, discussed above, and general increases in business operations.

         At September 30, 1996, the Company had cash, cash equivalents, and available-for-sale securities of $61.2 million. *The Company plans to finance its operations and capital needs principally from cash, cash equivalents, available-for-sale securities, and interest thereon and believes these funds will be sufficient to fund its operations at least through 1997. *However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain reimbursement approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force, develop the network of distributors internationally, and to expand manufacturing capacity; facilities requirements; market acceptance and demand for its products; and the resources required to defend potential third-party patent infringement claims; and other factors. *The timing and amount of such capital requirements cannot be accurately predicted. *Consequently, although the Company believes that its cash, cash equivalents and available-for-sale securities will provide adequate funding for its operations and capital requirements through at least 1997, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance that the Company will not require additional funding sooner than it anticipates or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve imposition of restrictive covenants upon the company.

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

PART II.   OTHER INFORMATION

ITEM 1.    LITIGATION

         On September 11, 1996, the Company filed an action for declaratory relief against PLC Systems, Inc. of Canada and its wholly-owned American subsidiary, PLC Medical Systems, Inc., (collectively, "PLC"), seeking a judgment that PLC's United States patent No. 5,125,926 to a certain heart-synchronized pulsed laser system is invalid and unenforceable. In the suit, filed in the United States District Court for the Northern District of California, the Company also requested the Court to enter judgment that the Company's Transmyocardial Revascularization (TMR) systems do not infringe the PLC patent. In October 1996, PLC responded to the complaint. In its response, PLC took the position that its patent has been infringed by the Company, but made no further claims.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Number          Description
------          -----------

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


                               CARDIOGENESIS CORPORATION
                               (Registrant)




Date:    November 13, 1996     By:  /s/ Richard P. Powers
                                   _____________________________________________
                                   Richard P. Powers
                                   Chief Financial Officer, Vice President of
                                   Finance and Administration, and Secretary
                                   (Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT

    11.01      Statement Regarding Computation of Net Loss Per Share

    27.01      Financial Data Schedules