Form 10-K
period 1996-12-31
CARDIOGENESIS CORP
filed 1997-03-31
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Requires]
            For the fiscal year ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]
            For the Transition period from ________ to _______

                         Commission File Number: 0-28424

                            CARDIOGENESIS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                          77-0352469
-------------------------------                         --------------------
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


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

   As of February 28, 1997, there were 12,004,113 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such share held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 28, 1997) was approximately $183,063,000. Shares of Common Stock held by each executive officer and director and be each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Stockholders Meeting to be held on May 28, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

PART I
ITEM 1.   Business....................................................     3
ITEM 2.   Properties..................................................    17
ITEM 3.   Legal Proceedings...........................................    17
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    17

PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    18
ITEM 6.   Selected Financial Data.....................................    18
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19
ITEM 8.   Financial Statements and Supplementary Data.................    31
ITEM 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    50

PART III
ITEM 10.  Directors and Executives Officers of the Registrant.........    50
ITEM 11.  Executive Compensation......................................    50
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    50
ITEM 13.  Certain Relationships and Related Transactions..............    50

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................    51
SIGNATURES............................................................    55

PART I

ITEM 1.  BUSINESS

   This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including the factors described throughout this Report, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." The actual results the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by an asterisk (*) various sentences within this Report which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

   CardioGenesis is developing proprietary probe and catheter systems to perform both surgical and catheter-based percutaneous transmyocardial revascularization ("TMR"). TMR is used to treat patients with severe coronary artery disease ("CAD") who suffer from recurrent debilitating chest pain. Unlike coronary artery bypass graft ("CABG") surgery and percutaneous transluminal coronary angioplasty ("PTCA"), which are used to bypass, reopen or widen blocked or narrowed arteries, TMR involves the use of laser energy, delivered through probes and catheters, to create typically between 15 and 30 channels in the oxygen-starved regions of the heart muscle. Clinical studies of TMR to treat severe angina at some of the world's leading medical centers have demonstrated improvements in clinical symptoms and have reported reductions in the frequency of repeated diagnostic procedures and hospitalizations. While the mechanism of the potential clinical benefit of TMR is currently unproven, and additional clinical and mechanism investigations are ongoing, the Company believes the reported benefits of TMR are associated with angiogenesis, the formation of new blood vessels.

   The Company is currently developing three TMR systems, based upon its patented technology, for use by cardiothoracic surgeons and interventional cardiologists to treat patients with severe CAD. The Company's intraoperative TMR ("ITMR(TM)") System and thoracoscopic TMR ("TTMR(TM)") System use an epicardial approach (i.e., creating channels from outside the heart into the left ventricle) and its percutaneous myocardial revascularization ("PMR(TM)") System uses an endocardial approach (i.e., creating channels from inside the left ventricle partially through the myocardium).

   The Company's objective is to establish TMR as a conventional therapy to treat CAD and to become the worldwide market leader of TMR systems. *To establish CardioGenesis as the leading provider of TMR systems, the Company intends to continue to conduct clinical trials at, and focus its marketing efforts on, high volume, prestigious cardiovascular centers. The Company's clinical efforts have been focused on patients with severe angina for whom existing therapies cannot be used ("no-option" patients). *However, the Company plans to conduct clinical trials to broaden the applications for its TMR systems to cover multiple indications, including use as an adjunct to other interventional therapies, such as CABG and PTCA. *The Company intends to build upon its domestic and international intellectual property position, particularly its issued percutaneous and intraoperative TMR method patents. *The Company seeks to rapidly establish a large installed base of its TMR systems in key international markets, emerging secondary markets, and, following approval, in the United States, thereby creating an opportunity for a recurring revenue stream from the sale of its disposable probes and catheters. To help achieve this goal, the Company has entered into an exclusive international distribution agreement with Boston Scientific Corporation ("BSC"), a worldwide leader in medical devices. *The Company believes this agreement, which grants BSC exclusive rights and responsibilities for sales and distribution of the full range of the Company's TMR products in all international markets, is the approach needed to capitalize on the market potential of TMR therapy and the Company's TMR probes and catheters. *Additionally, the Company intends to invest significant resources to enhance its understanding of the TMR mechanism to enable it to further develop its products and to promote widespread adoption of TMR in the medical community.

CARDIOGENESIS TMR APPROACHES AND MARKETS

   The Company's proprietary TMR systems are designed to create channels either
(i) epicardially (i.e., from outside the heart into the left ventricle) or (ii) endocardially (i.e., from inside the left ventricle partially through the myocardium). The Company's ITMR System and TTMR System use an epicardial approach and its PMR System uses an endocardial approach.

   ITMR. In an intraoperative TMR procedure, the heart is exposed by a cardiothoracic surgeon through either a thoracotomy (incision through the chest wall) or a sternotomy (incision through the sternum), and the Company's ITMR probe is applied directly onto the myocardium delivering laser energy to create channels into the left ventricle. The Company initiated Phase I feasibility clinical trials with the ITMR System in "no-option" patients in November 1995. In June 1996, the Company received approval from the U.S. Food and Drug Administration ("FDA") to expand its multi-center ITMR clinical trial to a Phase II, prospective, randomized clinical trial in "no-option" patients. In addition, the Company is conducting clinical studies of the ITMR System as an adjunct to CABG. See "-- Clinical Trials."

   PMR. The Company's PMR System is designed to be used by an interventional cardiologist in a cardiac catheterization laboratory. In this procedure, the cardiologist accesses the heart by inserting a fiber optic equipped catheter system into the femoral artery at the groin and then advancing it through the aorta into the left ventricle. Once in the ventricle, the fiber optic catheter is guided to the ischemic areas of the endocardial wall surface to create channels partially through the wall of the heart. *The Company believes PMR, as a catheter-based procedure, is less invasive, less traumatic, and more cost-effective than other TMR approaches. In November 1996, the Company initiated clinical testing in Europe of its PMR System in "no-option" patients. See "-- Clinical Trials."

   TTMR. In a thoracoscopic TMR procedure, a TTMR probe is used by a cardiothoracic surgeon in combination with endoscopic instruments to access and visualize the heart. Through these endoscopic instruments, the TTMR probe is maneuvered and placed on the beating heart delivering laser energy to create channels into the left ventricle. The Company is testing its TTMR System on a limited preclinical basis.

   *The Company believes the approaches discussed above may be used for a number of CAD indications. However, none of the Company's TMR systems has received FDA approval, and there can be no assurance any of these approaches will receive FDA approval for any of the indications discussed below or will be accepted by the medical community as viable methods for the treatment of CAD. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA."

POTENTIAL INDICATIONS

   The Company believes the three approaches it is developing could be used to address a range of indications for TMR and estimates each year there are more than 500,000 patients in the United States and other key markets who could potentially benefit from TMR therapy.

   "No-option". TMR is currently being studied as a treatment for patients with severe CAD not treatable by PTCA, CABG or other interventional therapies. These patients have severe diffuse multivessel CAD and may have undergone multiple prior cardiac procedures. *The Company believes all of its TMR systems could be used in the treatment of "no-option" patients.

   Adjunct to CABG. TMR is also currently being studied in combination with CABG, in cases where the patient has one or more areas of the heart afflicted by severe CAD that cannot be adequately bypassed. In these cases, the coronary arteries that can be bypassed are grafted, while other areas that are ischemic and not suitable for bypass are treated with TMR. *The Company believes its ITMR and TTMR Systems could address this potential indication.

   Adjunct to PTCA. *The Company believes its proprietary PMR System may be used in combination with a PTCA procedure, where there is evidence of severely ischemic regions of the heart not amenable to treatment with PTCA alone. In this situation, the Company's PMR System would be used to treat the regions of the heart where PTCA is not effective.

   No Company has yet received approval from the FDA to market TMR systems in the United States for any indication. None of the Company's TMR systems has been proven to be safe or efficacious nor has the Company received regulatory approval to market its TMR systems in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Early Stage of Clinical Trials; No Assurance of Safety or Efficacy" and "-- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA."

PRODUCTS

   The Company's TMR systems include disposable fiber optic probes and catheters for transmitting laser energy to the myocardium, a Holmium YAG ("Ho:YAG") laser unit, and an electrocardiogram ("ECG") monitor, which are described below.

   Disposable Fiber Optic Probes and Catheters. The proprietary probes used in the Company's ITMR and TTMR Systems and the proprietary catheters used in the Company's PMR System are flexible, fiber-optic based devices for positioning and transmitting laser energy to create channels through the wall of the heart. The tip of the probe includes a proprietary lens apparatus that creates the appropriate laser energy distribution to allow for progressive, controlled penetration of the myocardium. A highly flexible optical fiber, encased within a protective fiber jacket, transmits energy to the lens from the laser. The probes and catheters are designed as disposable single-use devices. Additionally, the catheter system permits steering within the ventricle to guide the optical system to the appropriate areas of the heart wall.

   Ho:YAG Laser. The Company's TMR systems incorporate a proprietary Ho:YAG laser specifically designed for TMR applications. *The Company believes the Ho:YAG laser is optimally suited for TMR procedures because of: (i) its tissue ablation characteristics; (ii) its ability to deliver treatment energy through a fiber optic device, thereby allowing percutaneous applications; (iii) its reliability; and (iv) its ability to be manufactured cost-effectively. The Company's current laser is a portable unit, weighing approximately 140 pounds, which delivers pulsed infrared radiation.

   ECG Monitor. The Company's TMR systems include a commercially available, microprocessor-controlled ECG monitor and a proprietary software algorithm. This ECG monitor provides the means for timing the Company's laser to the patient's cardiac electrical activity. *Based on early research sponsored by the Company and conducted at a major academic institution, the Company believes timing the laser to the patient's cardiac electrical activity may be a significant factor in minimizing the occurrence of arrhythmias.

   The Company's TMR systems are designed to offer the following advantages:

   Flexible System Design. The Company's TMR systems are designed to deliver laser energy in a progressive, controlled manner through a fiber optic probe or catheter, providing the Company with a technology adaptable for multiple approaches and indications.

   Price/Performance. The Company has designed its TMR systems to be cost-effective, enabling flexibility in the pricing of its laser systems and disposable probes and catheters. *The Company hopes that this flexibility will enable it to offer superior price/performance to its customers.

   Size and Portability. The Company's current TMR systems weigh approximately 140 pounds, are portable and do not occupy a significant amount of space in an operating room or cardiac catheterization laboratory.

   Reliability. The Ho:YAG laser used in the Company's TMR systems is a solid state laser designed for reliability, thereby minimizing maintenance costs. The Company's TMR systems are also designed to meet and withstand the rigors of shipment, installation, repeated use, and relocation within the hospital environment.

   In July 1996, the Company received the CE Mark approval to market its ITMR System in the European Community. The CE Mark is awarded to companies whose products meet the essential requirements of the European Medical Device Directive ("MDD") and provides the regulatory approval necessary for commercialization in the European Community. In October 1996 at the European Association of Cardio-Thoracic Surgery's annual meeting in Prague, Czech Republic, the Company commercially launched the ITMR System in Europe.

   The Company is not currently developing any products outside the field of TMR. Consequently, the Company is dependent on the successful development and commercialization of the Company's TMR systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on TMR Product Line; Rapid Technological Change."

MARKETING, SALES AND DISTRIBUTION

   The Company's marketing strategy is designed to generate broad market acceptance of the TMR procedure based on demonstrated clinical efficacy and cost-effectiveness. The Company's strategy includes developing and maintaining close working relationships with key cardiothoracic surgeons and interventional cardiologists who practice at major cardiac care centers. *The Company seeks to rapidly establish a large installed base of its TMR systems in key international markets, emerging secondary markets, and, following approval, in the United States, thereby creating an opportunity for a recurring revenue stream from the sale of its disposable probes and catheters.

   *The Company expects that education and awareness will be a key component of its marketing and sales effort for its TMR probe and catheter systems. *The Company intends to support rigorous clinical research designed to support the safety, efficacy and potential benefits of its TMR systems. *In addition, to increase awareness of its TMR systems, the Company intends to encourage the presentation of the results of this research by the research investigators at major national and international medical symposia and the publication of clinical and scientific reports of such results in major peer-reviewed publications.

   *In the United States, the Company intends to market its products, if approved by the FDA, with a direct sales organization. The Company has deployed a U.S. sales force. However, additional resources will be required to develop a sales force capable of effectively commercializing the Company's TMR systems in the U.S. Failure to build an effective sales and marketing organization could have a material adverse effect on the Company's business, financial condition and results of operations.

   To effectively address the international markets, the Company has entered into an exclusive international distribution agreement with BSC, a worldwide leader in medical devices. *The Company believes this agreement, which grants BSC exclusive rights and responsibilities for sales and distribution of the full range of its TMR products in all international markets, is the approach needed to capitalize on the market potential of TMR therapy and the Company's TMR probes and catheters. *This strategic relationship should favorably position the Company in the increasingly competitive TMR technology environment and should help the Company to address new marketing challenges.

   Until such time, if ever, as the FDA approves the Company's TMR systems for marketing in the United States, the Company anticipates it will derive its revenues primarily from BSC as the Company's exclusive international distributor. The agreement with BSC will not allow the Company to control international end-market prices and might not result in the same level of sales and marketing efforts as would be the case using a direct sales force. BSC has certain rights to terminate the agreement with the Company which, if exercised, would require the Company to make alternative arrangements for the sale of its products internationally, and could have a material adverse effect on the Company's business, financial condition and results of operations. Even if FDA approval is obtained, the Company expects international sales will continue to account for a significant portion of the Company's total revenues. As a result, most of the Company's revenues until such approval is obtained, and a significant portion of the Company's revenues thereafter, will be subject to the risks associated with international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Reliance on a Third Party for All International Sales" and "-- Need to Comply with International Government Regulation."

CLINICAL TRIALS

   The Company is conducting three clinical trials with its ITMR System. In October 1995, the Company initiated a Phase I feasibility study of the ITMR System in "no-option" patients. The follow-up evaluations of the "no-option" patients enrolled in the feasibility study continues. In July 1996, the Company received approval from the FDA under an Investigational Device Exemption ("IDE") to expand its multi-center ITMR clinical trial to a Phase II, prospective, randomized, multi-center clinical trial in up to 150 "no-option" patients at up to 20 clinical sites. In this study, patients are randomly assigned ("randomized") either to treatment with the ITMR System plus continued use of standard medications or to the continued use of standard medications alone. This Phase II clinical trial was designed to generate the data necessary to establish the safety and efficacy of the Company's ITMR System, to provide information about the extent to which TMR improves the patient's quality of life, and to provide information for purposes of establishing reimbursement for TMR. In August 1996, the Company launched an additional prospective, randomized, multi-center clinical study under an FDA authorized IDE to evaluate the ITMR therapy as an adjunct to CABG surgery in up to 500 patients at up to 25 clinical sites.

   In November 1996, the Company initiated clinical testing in Europe of its PMR System in "no-option" patients. *The Company intends to submit an application to the FDA to initiate Phase I/II clinical studies, under an IDE, of its PMR System in the U.S.

   *Due to the severity of the underlying illnesses of the patients in this population, the Company expects the use of its TMR systems to be accompanied by a certain level of patient morbidity and mortality. There can be no assurance any clinical investigations the Company conducts will be completed or, if completed, will provide sufficient safety and effectiveness data and information to support a PMA application and to obtain FDA marketing approval. See
"-- Government Regulation."

MANUFACTURING

  General

   The Company's manufacturing activities conducted at its facility in Sunnyvale, California, consist of assembly and testing of the fiber optic probe and catheter systems used for the TMR procedures. The Company has developed various proprietary processes used to manufacture its probes and catheters. Recently, the Company's manufacturing activities have increased to support the demand from commercial sales in Europe and to continue to provide probes and catheters for use in the various clinical trials and laboratory testing. The Company uses third party suppliers to manufacture the Ho:YAG laser and ECG monitor included in its TMR systems and for other services and operations including sterilization of its products.

   The Company's facilities include a controlled environment room where most assembly operations are performed. The Company has complied with various international regulatory requirements including meeting ISO 9001/EN 46001 and MDD requirements and has obtained a CE Mark approval to market the ITMR System in Europe. Before the FDA will approve a PMA application, it will inspect the manufacturing facilities and processes for compliance with FDA regulations. The Company's manufacturing facilities have not yet been inspected by the FDA. In the event additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to regulatory inspection for compliance with United States and international regulations. See "-- Government Regulation."

  Suppliers

   Two major components used in the Company's TMR systems, the Ho:YAG laser and the ECG monitor, are currently available from a sole source. In addition, several other components used in the Company's TMR systems are purchased by the Company from a single supplier. The Company periodically conducts assessments of alternative vendors for various components used in its TMR systems. However, the qualification of additional or replacement vendors for certain components is a lengthy process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Sole Suppliers," and "-- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA."

   The Ho:YAG laser currently used in the Company's TMR systems is manufactured by New Star Lasers pursuant to an OEM Supply Agreement (the "OEM Agreement"). Under this OEM Agreement and a related Research and Development Agreement, the Company has funded the research and development of a laser designed to meet the Company's specifications, and the Company has exclusive rights to sell or otherwise distribute the laser on a worldwide basis either incorporated into the Company's products or on a stand-alone basis. The OEM Agreement contains a manufacturing license in favor of the Company effective upon certain events. The laser vendor has the exclusive right under the OEM Agreement to manufacture and supply the laser to the Company, subject to the right of the Company to obtain second sources under certain circumstances. The OEM Agreement prohibits the laser vendor from selling or otherwise distributing the laser to any third party unless approved in advance in writing by the Company. During the term of the OEM Agreement and for a period of one year thereafter, the laser vendor is prohibited from making a laser, or any major subassembly of a laser, that is the same as or functionally equivalent to the Company's laser for use competitive with that of the Company.

PATENTS AND PROPRIETARY RIGHTS

   The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its TMR systems.

   The Company holds six patents in the United States. One of the Company's United States patents is directed to its method of PMR, where a flexible lasing apparatus is inserted through a patient's vascular system into the heart and laser energy is applied to the inner wall of the heart creating channels in the myocardium. The Company also holds a United States patent which is directed to its method of ITMR and TTMR, where a flexible optical fiber system is inserted into a patient's chest cavity and laser energy is applied to the outer wall of the heart creating channels through the heart muscle. These patents expire in the year 2012. The Company also has two patents, which expire in the year 2009, one directed to a specialized lens and means for securing the lens to an optical fiber to provide a desirable energy emission pattern and one related to a system for detecting broken optical fibers. The Company also has a patent which expires in the year 2013 relating to a reinforced optical fiber system. The Company has thirteen United States patent applications pending and intends to file additional patent applications on various features of its TMR systems in the future. The Company has four international patent applications pending and intends to file additional international patent applications corresponding to most of the pending United States patent applications. However, there can be no assurance additional patents will issue with respect to any currently pending or future patent application.

   The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Certain of the Company's competitors and potential competitors have obtained United States patents covering technology that could be used for certain TMR procedures, and there can be no assurance such competitors, potential competitors or others have not filed and do not hold international patents covering other TMR technology. In February 1995, the Company received a letter from PLC Medical Systems, Inc. ("PLC") advising the Company of the existence of certain of PLC's patents, including one entitled Heart-Synchronized Pulsed Laser System ("PLC Patent"). This letter requested an assessment by the Company of its activities in this area. *The Company believes, based on its review of the PLC Patent and opinions of counsel, that the Company's TMR systems do not infringe such PLC Patent. In 1996, the Company initiated a suit against PLC seeking a judgment that the PLC Patent is invalid and unenforceable. PLC has counterclaimed against the Company for patent infringement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Risk of Infringement; Patents and Proprietary Technology."

RESEARCH AND DEVELOPMENT

   The Company's research and development efforts to date have been focused on development of the Company's ITMR, PMR and TTMR Systems. The Company is committed to enhancing the medical community's knowledge and acceptance of TMR for the treatment of severe angina. *The Company intends to continue its basic research of the TMR mechanism and to focus on the expansion of the indications and approaches for using its TMR systems, in particular its PMR System. *In addition, the Company will continue to address improvements in the devices that are a part of the TMR systems, including improvements which may reduce the cost of its TMR systems. *Based on its research, the Company believes the reported reduction in chest pain, improvement in exercise tolerance, and apparent long-term increase in myocardial blood flow may be associated with the formation of new blood vessels, or angiogenesis. Product research and development will require substantial expenditures and has inherent risks, and there can be no assurance the Company will be successful in identifying products for which demand exists or in developing products that have the characteristics necessary to treat particular indications, or that any new products introduced will receive regulatory approval or be commercially successful. Total research and development expenses were approximately $7.1 million, $4.0 million, and $1.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

   Research and development work related to TMR is being carried out at Columbia University ("Columbia") pursuant to an agreement that has been extended into 1999. Under this agreement, the Company has a worldwide exclusive license to any patents that issue in connection with the research conducted. The license also includes a paid up, exclusive worldwide license to use and disclose (subject to certain nondisclosure requirements) information, data and know-how relating to the subject matter of the research and the Company's products resulting from the research. The license may become nonexclusive, at the election of Columbia, if the Company fails to use reasonable efforts to develop and market the products resulting from the research for commercial sale and distribution throughout the world. The license also contains certain most-favored licensing provisions in the event that the license becomes nonexclusive. The agreement provides for the payment of certain royalties by the Company to Columbia based on its net revenues from products to the extent such products include the patented technology developed by Columbia under the agreement, including sales made under an IDE. These royalties are offset by funds advanced by the Company and prior sponsors to fund the research of Columbia. The Company is not required to pay royalties to Columbia under the agreement until certain conditions are met.

COMPETITION

   Competition in the market for the treatment of CAD, in the medical device industry generally, and in the TMR market in particular, is intense and is expected to increase. The Company competes primarily with other producers of TMR systems, including PLC, Eclipse Surgical Technologies, Inc. ("Eclipse"), and U.S. Surgical Corporation ("U.S. Surgical"). Some of the Company's competitors and many of its potential competitors have substantially greater name recognition and capital resources than does the Company and also may have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. The TMR market is characterized by rapid technical innovation. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. Certain companies, including PLC, Eclipse, and U.S. Surgical, currently are in Phase II clinical trials of products and procedures involving TMR that compete with those offered by the Company, and received regulatory approvals in Europe to begin commercially marketing their various TMR products. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants.

   *The Company believes the primary competitive factors in the market for TMR systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price of systems and disposable components, customer service, and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors. *The Company believes it competes favorably with respect to these factors, although certain competitors are at a more advanced stage in the clinical trial and regulatory approval processes. There can be no assurance the Company will be able to continue to compete successfully in the future.

   Many of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly. There is no assurance procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed to treat CAD. These new procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

  United States

   The Company's TMR systems and accessories are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA and state and local authorities including the California Department of Health Services ("CDHS"). Pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act") and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant PMA approval under Section 515 of the FDC Act or premarket notification clearance under Section 510(k) of the FDC Act ("510(k)"), withdrawal of marketing clearances or approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. In certain circumstances, the FDA also has the authority to order recall, repair, replacement or refund of the cost of a device manufactured or distributed by the Company. To date, none of the Company's products has been approved for sale in the United States. FDA approval of a PMA will be required before the Company's TMR systems can be marketed in the United States.

   In the United States, medical devices are classified as Class I, II or III on the basis of the controls deemed by the FDA to be necessary to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to FDA-mandated current good manufacturing practice ("GMP") requirements), and Class II devices are subject to general controls and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to assure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Class III devices usually require clinical testing and FDA approval prior to marketing and distribution. The Company's TMR systems are Class III devices.

   Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance of a 510(k) or approval of a PMA under Section 515 of the FDC Act. A PMA application is required if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA must be supported by valid scientific evidence that typically includes extensive data, including biocompability data, preclinical study data (e.g., bench testing, laboratory and animal studies) and clinical study data, to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the sponsors and all reviewing IRBs conclude that the device presents a "nonsignificant risk" to the patient, a sponsor may begin clinical trials after obtaining approval for the study protocol by one or more of the appropriate IRBs, without the need for FDA approval of the study protocol. Sponsors of clinical trials are permitted under the FDA's regulations to sell those devices distributed in the course of the clinical study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials.

   The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, promotional labeling and materials concerning training methods (if any). Upon submission of a PMA, the FDA makes a threshold determination regarding whether the application is sufficiently complete to permit filing for a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer if the FDA requests additional information and any major amendments to the PMA are filed. The review time is often significantly extended by the FDA's asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA regarding whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements and may also conduct a bioresearch monitoring inspection to ensure the integrity and scientific validity of the clinical data.

   If the FDA's evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will issue either an approval letter or an "approvable letter" containing a number of conditions that must be met in order to secure approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an order approving the PMA, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a "not approvable letter." The FDA may also determine that additional pre-clinical or clinical trials are necessary, in which case approval of the PMA could be delayed for up to several years while additional pre-clinical or clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

   Any products manufactured or distributed by the Company pursuant to the IDE or subsequent FDA clearances or approvals are subject to pervasive and continuing regulatory oversight by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies and are subject to periodic inspections. The FDC Act requires medical devices be manufactured in accordance with the FDA's current GMP regulations. These regulations require, among other things, the manufacturing process be regulated and controlled by the use of written procedures and the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are subject to FDA and CDHS inspection on a periodic basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA and CDHS inspections of the Company's, or its subcontractors' manufacturing facilities, the FDA and CDHS can, among other things, prohibit further manufacturing, distribution and sale of the Company's devices until the violations are cured. The FDA has proposed changes to the GMP regulations that will, among other things, require design controls and maintenance of service records, which, when effective in June 1997, will likely increase the cost of complying with GMP requirements. Other applicable requirements include the FDA's medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

   Labeling, advertising and promotion activities for investigational and marketed devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA enforces statutory prohibitions against promoting and marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Compliance with such laws and regulations now or in the future could require substantial expenditures by the Company.

   Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Compliance with such laws and regulations now or in the future could require substantial expenditures by the Company. Failure to comply with regulatory requirements, or an increase in the cost of compliance, could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition to the requirements for medical devices in general, the FDA places additional regulations, in the form of performance standards, upon the manufacture of medical laser products. The Company's laser system is self-certified by the manufacturer for conformity to these performance standards. The Company is required to file with the FDA initial and annual reports of production quantities with respect to its laser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA" and "-- Need to Comply with United States Manufacturing Standards; Limited Manufacturing Experience."

  International

   For the Company to market its TMR systems in European and certain other foreign countries, the Company must obtain certain regulatory approvals and clearances and otherwise comply with extensive regulations regarding product safety, manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. In July 1996, the Company received the CE Mark approval to market its ITMR System in the European Community. The CE Mark is awarded to companies whose products meet the essential requirements of the European MDD and provides the regulatory approval necessary for commercialization. *The Company may rely in some circumstances on its exclusive international distributor, BSC, for the receipt of premarket approvals and compliance with clinical trial requirements in certain countries where the Company intends to market its TMR products. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

   The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for the FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval. The FDA must approve exports of devices that require a PMA but are not yet approved domestically, unless they are approved for sale by any member country of the European Union and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries. To obtain FDA export approval when required, the Company must provide the FDA with data and information to demonstrate that the device: (1) is not contrary to public health and safety; and (2) has the approval of the country to which it is intended for export. To allow the FDA to determine that export of a device is not contrary to public health and safety, the Company is required to submit basic data regarding the safety of the device unless the device is the subject of an FDA-approved IDE and it will be marketed or used for clinical trials in the importing country for the same intended use, or at least two IRBs in the United States have determined that the device is a nonsignificant risk device and the device will be marketed or used for clinical trials in the importing country for the same intended use. The Company also must submit a letter to the FDA from the foreign country approving importation of the device.

   To sell its products within the European Economic Area, consisting of the countries of the European Union and Norway and Iceland (the "EEA"), the Company is required to meet the requirements of the MDD and to affix CE marking on its products to attest to such compliance. To comply, the Company's products must meet the "essential requirements," as defined under the MDD, relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a "notified body" selected by the Company. Under MDD, the Company's TMR systems are in Class III, the highest risk class, and therefore are subject to the most rigorous controls. In addition to having to comply with the requirements of any particular country, the authorities have the right under the MDD to prohibit a particular investigation and impose specific conditions.

   Since the Company obtained the CE Mark approval for its ITMR system, it is now subject to continued supervision by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Need to Comply with International Government Regulation."

THIRD-PARTY REIMBURSEMENT

   In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations, and other sources of reimbursement for health care costs ("Third-Party Payors"), to reimburse all or part of the cost of the procedure in which the medical device is being used.

   Third-party reimbursement has generally been available in the United States for cardiovascular surgery and interventional cardiology procedures using devices that have received FDA approval for marketing. *Although the Company does not anticipate receiving reimbursements for its ITMR Systems from Medicare during its clinical trials, the Company does intend to seek reimbursement from other Third-Party Payors. There can be no assurance, however, that such reimbursement will be available. A failure by physicians to receive what they consider to be adequate reimbursement for the TMR procedures in which the Company's products are used could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Uncertain Availability of Third-Party Reimbursement."

PRODUCT LIABILITY AND INSURANCE

   The Company's business exposes the Company to potential product liability risks or product recalls inherent in the design, development, manufacture and marketing of medical devices. The Company could be subject to product liability claims in the event the use of the Company's TMR systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Such risks will continue to exist with respect to those products that may in the future receive regulatory clearance for commercial sale. The failure to comply with the FDA's GMP or other regulations could have a material adverse effect on the ability of the Company to defend against product liability lawsuits. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company's product liability insurance, with coverage limits of $5 million per occurrence and in the aggregate and additional coverage limits of DM1 million per person and DM50 million in the aggregate for the use of the Company's TMR systems in Germany, will be adequate for any future product liability problems or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given that TMR is not well understood and the lack of data regarding the clinical safety and efficacy of the Company's TMR systems, there can be no assurance such coverage limits would be adequate to protect the Company from liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material and adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

   As of February 28, 1997, the Company had a total of 57 employees, including 13 in research and development, 12 in operations, 10 in clinical and regulatory affairs, 6 in quality assurance, 9 in sales and marketing and 7 in finance and administration. In addition, the Company has consulting and other contract arrangements. The Company believes the success of its business will depend, in significant part, on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a collective bargaining agreement and the Company has not experienced any work stoppage. The Company considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Management, Other Key Personnel and Scientific Advisors."

SCIENTIFIC ADVISORY BOARD

   The Company has a Scientific Advisory Board consisting primarily of leading physicians and scientists in the field of CAD. Scientific Advisory Board members consult regularly with the engineers, physicians and scientists at the Company and advise the Company on the specification and design of the Company's products and clinical trials. The members of the Scientific Advisory Board are prominent scholars in their field and, as a result, may serve as consultants to a variety of companies. Because the members of the Company's Scientific Advisory Board may have consulting or advisory positions with companies that may be competitors of the Company, each member of the Scientific Advisory Board has entered into a confidentiality arrangement with the Company. The Company compensates certain members of its Scientific Advisory Board for participating in meetings of the Board or for performing other services for the Company. The Company's Scientific Advisory Board includes:

  Name                                    Occupation/Title
  ----                                    ----------------
  Robert W. Anderson, M.D...........     David C. Sabiston Professor and Chairman,
                                         Department of Surgery, Duke University
                                         Medical Center

  Donald S. Baim, M.D...............     Chief, Interventional Cardiology Section,
                                         Cardiovascular Division, Beth Israel
                                         Hospital; Professor of Medicine, Harvard
                                         Medical School

  Daniel Burkhoff, M.D., Ph.D.......     Director of Cardiac Physiology Laboratory,
                                         Columbia Presbyterian Medical Center;
                                         Assistant Professor of Medicine, Columbia
                                         University

  James L. Cox, M.D.................     Evarts A. Graham Professor of Surgery,
                                         Chief, Division of Cardiothoracic Surgery,
                                         Washington University School of Medicine

  Pascal Goldschmidt, M.D., Ph.D....     Associate Professor of Medicine and Cell
                                         Biology and Anatomy; Co-Director,
                                         Ciccarone Center for the Prevention of
                                         Heart Disease; Co-Director, Thrombosis
                                         Center; Director, Bernard Vascular Biology
                                         Laboratory; Johns Hopkins University

  Keith L. March, M.D., Ph.D........     Associate Professor of Medicine, Krannert
                                         Institute of Cardiology, Indiana
                                         University Medical Center

  Patrick W. Serruys, M.D., Ph.D....     Professor of Interventional Cardiology,
                                         Erasmus University; Research Director of
                                         the Catheterization Laboratory,
                                         Thoraxcenter, University Hospital
                                         Dijkzigt, Rotterdam, The Netherlands

  Craig R. Smith, M.D...............     Chief, Division of Cardiothoracic Surgery,
                                         Columbia Presbyterian Medical Center;
                                         Associate Professor of Surgery, Columbia
                                         University

  Sharon Tomsen, M.D................     Associate Professor, Surgical Oncology and
                                         Anatomic Pathology; Program Director,
                                         Laser Biology Research Program, University
                                         of Texas M.D.  Anderson Cancer Center;
                                         Adjunct Associate Professor, Biomedical
                                         Engineering Program, University of Texas,
                                         Austin

  Ellis F. Unger, M.D...............     Senior Investigator, Physiology and
                                         Pharmacology Section, Cardiology Branch,
                                         National Heart, Lung, and Blood Institute,
                                         National Institutes of Health

ITEM 2.  PROPERTIES

   The Company currently maintains its primary offices, research laboratories and manufacturing and warehouse operations in an approximately 19,000 square foot facility in Sunnyvale, California. These premises are leased pursuant to an agreement which expires in October 1999. *The Company believes this facility will be adequate for its operations through at least 1997, including a significant increase in manufacturing volume.

ITEM 3.  LEGAL PROCEEDINGS

   In September 1996, the Company filed a declaratory judgment action in the United States District Court for the Northern District of California against PLC. The action seeks a determination that PLC's United States Patent No. 5,125,926 entitled Heart-Synchronized Pulsed Laser System (the "PLC Patent") is invalid and not infringed. PLC has counterclaimed against the Company for infringement of the PLC Patent. The case is in the early stages of discovery. The Company intends to pursue its claims vigorously and to defend against PLC's claim.

   In January 1997, the Company filed an Opposition to a European Patent owned by PLC that corresponds to the PLC Patent. The Opposition seeks to have the European Patent declared invalid. The Company believes it has meritorious positions with respect to the invalidity of the European Patent and intends to pursue the Opposition proceeding vigorously.

   The prosecution and defense of intellectual property suits and related legal and administrative proceedings are costly and time consuming. The question of patent infringement involves complex legal and factual issues and there can be no assurance any conclusion reached by the Company regarding infringement will be consistent with the resolution of any such issues by a court or administrative body. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Risk of Infringement; Patents and Proprietary Technology."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      - none -

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "CGCP" since the Company's initial public offering on May 21, 1996. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company's Common stock as reported by
Nasdaq:

                                         High         Low
                                         ----         ---

   1996
   Second Quarter (from May 21, 1996)   $23.25      $  12.75
   Third Quarter                        $15.00      $   8.75
   Fourth Quarter                       $15.00      $10.5156

   On February 28, 1997, there were approximately 71 holders of record of the Company's Common Stock.

   The Company has never declared or paid any cash dividends on its Common Stock, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      Period from
                                                     September 23,
                                                     1993 (Date of
                                                     Inception) to           Year Ended December 31
                                                      December 31,     ----------------------------------
                                                         1993          1994            1995          1996
                                                     -------------     ----            ----          ----
                                                            (in thousands, except per share data)
Statement of Operations Data:
Sales ..........................................                                                   $ 3,959
Cost of sales ..................................                                                     2,866
                                                                                                   -------
  Gross profit .................................                                                     1,093
                                                                                                   -------
Operating expenses:
  Research and development .....................      $    85        $ 1,423        $  3,967         7,140
  General and administrative ...................           21            559           1,178         2,622
  Sales and marketing ..........................           --             --             336         2,417
  Write-off of acquired in-process
    research and development ...................          750             --              --            --
                                                      -------        -------         -------       -------
      Operating expenses .......................          856          1,982           5,481        12,179
                                                      -------        -------         -------       -------
      Operating loss ...........................         (856)        (1,982)         (5,481)      (11,086)
Interest income ................................            3            198             182         2,286
                                                      -------        -------         -------       -------
      Net loss .................................      $  (853)       $(1,784)        $(5,299)      $(8,800)
                                                      =======        =======         =======       =======

Net loss per share..............................      $ (0.20)       $ (0.42)        $ (1.25)      $ (0.97)
                                                      =======        =======         =======       =======
Shares used in computing net loss per share(1)..        4,229          4,229           4,229         9,056
                                                      =======        =======         =======       =======

                                                                           December 31
                                                     ----------------------------------------------------
                                                       1993            1994           1995         1996
                                                       ----            ----           ----         ----
                                                                           (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
  available-for-sale securities.................      $ 1,113        $ 5,324        $ 14,036       $58,208
Working capital ................................        1,120          5,321          14,192        57,324
Total assets ...................................        1,127          5,885          16,223        64,297
Redeemable convertible preferred stock .........        1,979          8,457          22,390            --
Total stockholders' equity (deficit)  ..........         (852)        (2,636)         (7,831)       61,395

   (1)See Note 1 of Notes to Consolidateed Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization (TMR) systems. The Company has only a limited operating history and experienced significant operating losses since its inception. The Company incurred a net loss of $8.8 million in 1996. The development and potential commercialization of the Company's products will require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through 1997 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting Boston Scientific Corporation (BSC). There can be no assurance the Company's TMR systems will ever generate significant revenues or the Company will achieve or sustain profitability.

   The research, manufacture, sale and distribution of medical devices such as the Company's TMR systems are subject to numerous regulations imposed by governmental authorities, principally the Food and Drug Administration (FDA) and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre-market Approval (PMA) application is required before any TMR system can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Also, many foreign governments and the European Union also have review processes for medical devices. In July 1996, the Company received the CE Mark approval to market its ITMR System in the European Community. The CE Mark is awarded to companies whose products meet the essential requirements of the European Medical Device Directive (MDD) and provides the regulatory approval necessary for commercialization. The Company will be subject to continued supervision by regulators and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. *The Company plans to continue to seek regulatory approvals to allow for marketing and distribution of its products in international markets.

   The Company commenced clinical trials of its intraoperative TMR (ITMR(TM)) System in October 1995 and began clinical trials of its percutaneous myocardial revascularization (PMR(TM)) System in November 1996. Clinical trials of the Company's thoracoscopic TMR (TTMR(TM)) System have not commenced. In July 1996, the Company began a Phase II clinical trial under an investigational device exemption (IDE) that allowed a prospective, randomized, multi-center clinical trial of its ITMR System in "no-option" patients with severe CAD. In August 1996, the Company received an IDE from the FDA and has begun a major clinical study of its ITMR System used as an adjunctive therapy to coronary artery bypass graft (CABG) surgery in patients with severe angina who are only partially treatable by CABG. Substantial additional clinical testing of the Company's TMR systems is required.

   The Company recorded sales for the first time in 1996 which totaled approximately $4.0 million. In 1996, the Company sold or placed fifty ITMR Systems to commercial customers in Europe and to clinical trial sites in both the U.S. and Europe. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates its revenues from product sales over the next several years will be primarily derived from international sales by BSC. *Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's revenues.

   *Results of the Company's operations have varied and are expected to fluctuate significantly from quarter to quarter depending on numerous factors, including: (i) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (ii) the timing of orders and shipments; (iii) the degree of acceptance of TMR therapy by the medical community; (iv) competition, including pricing pressures; (v) the timing of regulatory and third-party reimbursement approvals; (vi) expansion of the Company's manufacturing capacity and the Company's ability to manufacture its products efficiently; (vii) the timing of research and development expenses, including clinical trial-related expenditures and (viii) seasonal factors affecting the number of procedures performed. *Due to such fluctuations in operating results, period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996, 1995, and 1994

   Sales.   Sales were recognized for the first time in 1996.  Sales of the
Company's ITMR System for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe totaled approximately $4.0 million for the year ended December 31, 1996.

   Cost of Sales. Cost of sales for the year ended December 31, 1996 was approximately $2.9 million, or 72% of sales. *As fixed costs of production are distributed over greater unit volumes, cost of sales as a percentage of sales should decrease. *However, no assurance can be given that demand for the Company's products will grow sufficiently to require increased levels of production.

   Research and Development Expenses. Research and development expenses increased $3.2 million to $7.1 million for 1996 from $4.0 million for 1995 and increased $2.5 million from $1.4 million for 1994. The increase in 1996 was primarily due to the initiation of three additional clinical trials, two with the Company's ITMR System and one with the PMR System. Also, the Company continued to invest in mechanism research in the field of TMR. The increase in research and development expenses in 1995 as compared to 1994 was primarily attributable to the development of the Company's TMR systems. In particular, significant expenses were incurred in 1995 for contract development by third parties and for the development of prototype products and processes. *The Company expects research and development expenses to continue to increase throughout 1997 as the Company continues to enroll patients in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

   General and Administrative Expenses. General and administrative expenses increased $1.4 million to $2.6 million for 1996 from $1.2 million for 1995 and increased $619,000 in 1995 from $559,000 for 1994. The increase in 1996 was due to increased finance and administration personnel costs to support the Company's growth and comply with additional infrastructure requirements associated with being a public company, increased legal fees associated with entering into research and development agreements and the exclusive international distribution agreement with BSC, legal fees related to the initiation of a suit by the Company against PLC Medical Systems, Inc. (PLC) seeking a judgment that a PLC patent is invalid and unenforceable, increased property, general liability, and product liability insurance costs, public and investor relations program costs, and establishment of a reserve for doubtful accounts. The increase in general and administrative expenses in 1995 as compared to 1994 was primarily a result of increased general and administrative personnel. *General and administrative expenses should continue to increase in 1997 but at a substantially reduced rate of growth.

   Sales and Marketing Expenses. Sales and marketing expenses increased $2.1 million to $2.4 million for 1996 from $336,000 for 1995. The Company did not incur sales and marketing expenses prior to 1995. The increase in 1996 was due to preparing for and launching the Company's ITMR System in Europe, adding marketing staff, implementing outreach programs at clinical sites to provide information to both physicians and patients, and hiring a senior sales and marketing executive. The 1995 expenses related to the planning of the initial distribution of the Company's products and initial sales and marketing activities. *Sales and marketing expenses should continue to increase in 1997 as the Company increases the size of the direct sales force in the U.S. and supports the sales and marketing activities of BSC.

   Interest Income. Interest income increased $2.1 million to $2.3 million for 1996 from $182,000 for 1995 and remained relatively constant at approximately $200,000 for 1995 and 1994. The increase in 1996 is due to the investment of the proceeds from the Company's initial public offering of Common Stock in May 1996 of approximately $54.5 million, net of issuance costs.

   Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $1.4 million and $874,000 with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995, respectively. These amounts are being amortized over the vesting period of the options, which is generally four years. The Company recognized compensation expense of $849,000 and $104,000 for 1996 and 1995, respectively. No deferred compensation expenses were recorded in 1994.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as from its initial public offering in May 1996. Through December 31, 1996, the Company had raised approximately $77.2 million from the sale of stock, net of issuance costs.

   Net cash used in the Company's operations was $9.2 million, $5.0 million, and $1.7 million for the years ended December 31, 1996, 1995, and 1994, respectively. The increases in net cash used in the Company's operations were primarily a result of higher research and development, general and administrative, and sales and marketing activities. The Company's acquisition of property and equipment was $1.7 million, $175,000, and $517,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The increase in capital expenditures for 1996 was primarily due to relocating the Company's facilities to Sunnyvale, California and to providing equipment for the new employees hired during the year. *The Company expects a similar level of capital expenditures in 1997.

   At December 31, 1996, the Company had cash, cash equivalents and available-for-sale securities, of $58.2 million. *The Company plans to finance its operations and capital needs principally from the cash, cash equivalents and available-for-sale securities, and, to the extent available, from bank and lease financing and believes these sources of cash will be sufficient to fund its operations at least through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes the current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through at least 1998, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

   As of December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $13.8 million and $1.6 million, respectively. The federal and California net operating loss carryforwards will expire at various dates by the years 2011 and 2001, respectively, if not utilized. Utilization of net operating loss carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, where certain changes occur in the stock ownership of a company. *These annual limitations may result in expiration of net operating loss carryforwards before they can be fully utilized.

RISK FACTORS

  Reliance on a Third Party for All International Sales

   Until such time, if ever, as the FDA approves the Company's TMR systems for marketing in the United States, the Company anticipates it will derive its revenues primarily from BSC as the Company's exclusive international distributor. The agreement with BSC will not allow the Company to control international end-market prices and might not result in the same level of sales and marketing efforts as would be the case using a direct sales force. BSC has certain rights to terminate the agreement with the Company which, if exercised, would require the Company to make alternative arrangements for the sale of its products internationally, and could have a material adverse effect on the Company's business, financial condition and results of operations. Even if FDA approval is obtained, the Company expects international sales will continue to account for a significant portion of the Company's total revenues. As a result, most of the Company's revenues until such approval is obtained, and a significant portion of the Company's revenues thereafter, will be subject to the risks associated with international sales, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's revenues. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business also subjects it and BSC to laws and regulations of the international jurisdictions in which they operate or in which the Company's products may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the EEA, continues to develop and there can be no assurance new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. The Company has four pending international patent applications and has been issued no international patents to date. While the Company intends to file patent applications in various European countries, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

  Uncertainty of Clinical Adoption of TMR; Need for Increased Understanding of TMR Mechanism

   Although TMR therapy using lasers has been in development since the 1980s, TMR remains experimental and has not achieved broad clinical adoption. The Company is unable to predict whether or at what rate and how broadly TMR will be adopted by the medical community.

   Physician endorsements will be essential for clinical adoption of TMR. Even if the clinical efficacy of TMR is established, physicians may elect not to recommend TMR for any number of reasons. The reasons why TMR may effectively treat CAD are not well understood. Although the Company intends to use research, development and clinical efforts to enhance knowledge of the physiological effects of TMR, there can be no assurance such understanding will be achieved on a timely basis, or at all. Failure to gain a thorough understanding of the physiological effects of TMR, and to disseminate such understanding within the medical community, could adversely effect the clinical adoption of TMR.

   Clinical adoption of TMR will also depend upon the Company's ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR therapy, and the willingness of such physicians to adopt such procedures. Patient acceptance of the procedure will depend in part upon physician recommendations as well as other factors, including the degree of invasiveness, the effectiveness of the procedure, and the rate and severity of complications associated with the procedure as compared to other procedures. Even if TMR is clinically adopted, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Failure of TMR, for whatever reason, to achieve significant clinical adoption or failure of the Company's TMR systems to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Uncertain Availability of Third-Party Reimbursement."

  Early Stage of Clinical Trials; No Assurance of Safety or Efficacy

   The Company's ITMR and PMR Systems are at an early stage of clinical testing, and there can be no assurance regarding the clinical safety or efficacy of either of these systems. The Company has not begun clinical trials of its TTMR Systems and there can be no assurance this system will be approved for clinical trials. Clinical trials of the Company's TMR systems will require dedication by the Company of substantial financial and management resources, and completing such trials will take several years. There can be no assurance any of the Company's TMR systems will prove to be safe or effective. If the Company's TMR systems do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize its TMR systems successfully, the Company's business, financial condition, and results of operations would be materially and adversely affected and could result in the cessation of the Company's business.

  Dependence on TMR Product Line; Rapid Technological Change

   The Company is not currently developing any products other than its TMR systems. Consequently, the Company is dependent on the successful development and commercialization of the Company's TMR systems. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance for any of the Company's TMR systems would have a material adverse effect on the Company's business, financial condition and results of operations and cessation of the Company's business could occur.

   The medical device industry is characterized by rapid and significant technological change. Therefore, the Company's future success will depend in large part on the Company's ability to continue to respond to such changes, as well as to expand the indications and applications for which its products are used, through the timely development and successful introduction of enhanced and new versions of its TMR systems. Product research and development will require substantial expenditures and will be subject to inherent risks, and there can be no assurance the Company will be successful in identifying products for which demand exists or in developing products that have the characteristics necessary to treat particular indications, or that any new product introduced will receive regulatory approval or will be commercially successful.

  No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA

   To date, none of the Company's products has been approved for sale in the United States. Prior to receiving regulatory approval for marketing in the United States, medical devices such as the Company's products are subject to rigorous preclinical and clinical testing mandated by the FDA and, to a lesser extent, by state regulatory authorities, such as the California Department of Health Services ("CDHS"). The process of obtaining and maintaining requisite regulatory approvals is lengthy, expensive and uncertain. The IDE/PMA process generally takes several years or longer to complete and is expensive. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses.

   The Company's TMR systems will require approval of a PMA by the FDA before such products can be marketed in the United States. The Company has received FDA approval of three IDEs for its ITMR System. All three clinical trials: a feasibility study of ITMR; a Phase II prospective, randomized, multi-center study of ITMR; and a study of ITMR therapy as an adjunct to CABG, have begun. The Company has not submitted an application to the FDA for an IDE for its PMR System or TTMR System. FDA regulations subject sponsors of IDEs to certain requirements, including proper monitoring of clinical investigations, selection of qualified investigators, record keeping, reporting of unanticipated adverse device events and submission of periodic progress reports. The FDA also has the authority to inspect premises where devices are held and to inspect and copy all records pertaining to an investigation. In addition, a sponsor is prohibited from promoting or commercializing a device prior to receiving PMA approval. There can be no assurance any feasibility study that the Company proposes will be approved by the FDA, will be completed or, if completed, will provide sufficient data and information to support additional clinical investigations of the type necessary to obtain FDA marketing clearance or approval. There can be no assurance any of the Company's products will ever be approved for sale in the United States. Additionally, there can be no assurance required United States regulatory filings will be made in a timely manner, approvals to commence future clinical trials will be received, clinical trials will commence or be concluded in the time frames anticipated by the Company, any such clinical trials will be successful or the Company will be able to obtain regulatory approvals on a timely basis, or at all, to market its products. Delays in initiating or completing clinical trials or in the receipt of regulatory approval of the Company's products, the failure to obtain regulatory approvals for such products, significant limitations in the indicated uses for which such products may be marketed or substantial costs incurred in obtaining such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and cessation of the Company's business could occur.

   In January 1996, the Company reported to the FDA the existence of an error in the software incorporated into the Holmium:YAG (Ho:YAG) laser included in its TMR systems. The Company's laser manufacturer had determined that, under certain circumstances, the laser could be fired even though its control panel indicated it was in the "stand-by" mode. The Company initiated a voluntary field correction of the lasers, categorized as a Class II recall by the FDA, and the software error has been corrected. FDA defines a Class II recall as one in which use of, or exposure to, the product may cause temporary or medically adverse health consequences or where the probability of serious adverse health consequences is remote. The FDA has acknowledged the correction of the software error and the completion of the related field activities. However, there can be no assurance the Company will not experience future product defects, malfunctions, manufacturing difficulties or recalls related to the Ho:YAG laser or any other component used in the Company's TMR systems. Any of such occurrences could cause delay in regulatory approvals or adversely affect acceptance of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Need to Comply with International Government Regulation

   International sales of medical devices often are subject to regulatory requirements in foreign countries. The regulatory review process varies from country to country. The Company's products are subject to pre-market approval in the European Union and subject to other regulatory requirements in those and other countries. In addition, the regulation of medical devices continues to change. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

   The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than pre-market approval. The FDA must approve exports of devices that require a PMA but are not yet approved domestically, unless they are approved for sale by any member country of the European Union and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries.

   To sell its ITMR Systems within the European Economic Area, consisting of the countries of the European Union and Norway and Iceland (the "EEA"), the Company has received approval to affix CE markings on its products to attest its compliance with the requirements of the Medical Devices Directive of the EEA (the "MDD"). The Company will be subject to continued supervision and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. In addition, the Company has received ISO 9001/EN 46001 certification, which was required to meet the CE Mark certification prerequisites. The Company has not received CE Mark certification for the sale of its other systems in the EEA. There can be no assurance the Company will be able to achieve or maintain the compliance required for CE marking on all or any of its products or it will be able to produce its products profitably and in a timely manner while complying with the requirements of the MDD and other regulatory requirements.

   Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis or at all or it will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

  Risk of Infringement; Patents and Proprietary Technology

   The Company is dependent in large part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology, and to operate without infringing upon the patents or proprietary rights of third parties. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Certain of the Company's competitors and potential competitors have obtained United States patents covering technology that could be used for certain TMR procedures, and there can be no assurance such competitors, potential competitors or others have not filed and do not hold international patents covering other TMR technology. No assurance can be given that any such international patents would be interpreted the same as any counterpart United States patents.

   From time to time, the Company has been contacted by various third parties requesting the Company review and consider the applicability of certain patents to the Company's technology. In particular, in February 1995, the Company received a letter from PLC Systems, Inc. (PLC) advising the Company of the existence of certain of PLC's patents, including one entitled Heart-Synchronized Pulsed Laser System (PLC Patent). This letter requested an assessment by the Company of its activities in this area. The Company believes, based on its review of the PLC Patent and an opinion of its counsel, the Company's TMR systems do not infringe such PLC Patent. In 1996, the Company initiated a suit against PLC seeking a judgment that the PLC Patent is invalid and unenforceable. PLC has counterclaimed against the Company for patent infringement.

   While the Company periodically reviews the scope of its patents and other relevant patents of which it is aware, the question of patent infringement involves complex legal and factual issues and there can be no assurance any conclusion reached by the Company regarding infringement will be consistent with the resolution of any such issues by a court. Further, there can be no assurance the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions.

   The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Further litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in such litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, prevent the Company from selling its products in certain markets or at all, or require the Company to modify its products. Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

   The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents in which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. Furthermore, there can be no assurance others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain it will not infringe any patents that may issue to others on such applications.

   The U.S. patent laws were recently amended to exempt physicians, other health care professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The Company cannot predict whether this amendment might have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

   The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relations with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

  Highly Competitive Markets; Risk of Alternative Therapies

   Competition in the market for the treatment of CAD, in the medical device industry generally, and in the TMR market in particular, is intense and is expected to increase. The Company competes primarily with other producers of TMR systems, including PLC, Eclipse, and U.S. Surgical. Some of the Company's competitors and many of its potential competitors have substantially greater name recognition and capital resources than does the Company and also may have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. The TMR market is characterized by rapid technical innovation. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. Certain companies, including PLC, Eclipse, and U.S. Surgical, currently are in Phase II clinical trials of products and procedures involving TMR that compete with those offered by the Company, and received regulatory approvals in Europe to begin commercially marketing their various TMR products before the Company. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants.

   There can be no assurance the Company will be able to continue to compete successfully in the future. The Company believes the primary competitive factors in the market for TMR systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price, customer service and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors.

   Many of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly. There is no assurance procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed to treat CAD. These new procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertain Availability of Third-Party Reimbursement

   In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payors"), to reimburse all or part of the cost of the procedure in which the medical device is being used. Few individuals are able to pay directly for the costs associated with the use of the Company's products. Certain Third-Party Payors such as Medicare determine whether to provide coverage for a particular procedure and then reimburse hospitals for inpatient medical services at a prospectively fixed rate based on the diagnosis related group ("DRG") to which the case is assigned. DRG assignment is based on the diagnosis of the patient and the procedures performed. The fixed rate of reimbursement established by Medicare is independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. The Company intends to work with government officials to secure a DRG assignment for its TMR systems that would provide hospitals with appropriate payment. A failure to secure approval of a DRG that adequately reflects the costs associated with use of the Company's TMR system could have a material adverse effect on its business, financial condition and results of operations.

   *Although the Company does not anticipate receiving reimbursements for its ITMR Systems from Medicare during its clinical trials, the Company does intend to seek reimbursement from other Third-Party Payors. There can be no assurance, however, that such reimbursement will be available.

   Third-Party Payors that do not use prospectively fixed payments increasingly use other cost-containment processes that may pose administrative hurdles to the use of the Company's products. In addition, Third-Party Payors may deny reimbursement if they determine the device used in a treatment is unnecessary, inappropriate, experimental, used for a non-approved indication or not cost-effective. Potential purchasers must determine the clinical benefits of the Company's TMR systems justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

   Physician services are reimbursed by Medicare based on a physician fee schedule as coded under the CPT-4 coding system. There is no assurance the codes that will be used for submitting claims for TMR procedures using the Company's products will result in Medicare payment levels that physicians consider to be adequate. These codes and their associated weights are used by many other Third-Party Payors in addition to Medicare. A failure by physicians to receive what they consider to be adequate reimbursement for the TMR procedures in which the Company's products are used could have a material adverse effect on the Company's business, financial condition, and results of operations.

   If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

   The Company believes the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance in either United States or international markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, fundamental reforms in the healthcare industry in the United States and Europe continue to be considered, although the Company cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have.

  Dependence on Sole Suppliers

   Two of the major components used in the Company's TMR systems, the Ho:YAG laser and the ECG monitor, are currently available only from sole sources. In addition, several other components used in the Company's TMR systems are purchased by the Company from a single supplier. The Company periodically conducts assessments of alternative vendors for various components used in its TMR systems. However, the qualification of additional or replacement vendors for certain components is a lengthy process. In addition, if the Company were to retain different suppliers of the laser or ECG monitor, the Company would need to obtain approval from the FDA in an IDE or PMA amendment (if the IDE or PMA were still under review) or an IDE or PMA supplement (if the IDE or PMA were already approved). There can be no assurance such approval would be obtained on a timely basis, if at all. Although the FDA is required by law to complete its review of a PMA or PMA supplement within 180 days, the FDA may take a significantly longer period of time to complete its review. Any significant interruption in the supply of components used in the Company's TMR systems would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition and results of operations. In particular, if the Company had to obtain an alternative source for the manufacture of some or all of its lasers or had to manufacture its own lasers, the Company would experience significant delays in the manufacture of its products, which would have a material adverse effect on its business, financial condition and results of operations.

   Certain of the Company's suppliers, including the manufacturer of its laser, could have difficulty expanding their manufacturing capacity to meet the Company's needs if demand for the Company's TMR systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by the Company's suppliers could cause delay in regulatory approvals or adversely affect acceptance of the Company's products. There can be no assurance materials obtained from outside suppliers will continue to be available in adequate quantities or that the Company will be able to locate alternative suppliers on a timely basis. The failure to obtain sufficient quantities of lasers or component materials would have a material adverse effect on the Company's business, financial condition and results of operations.

   The supplier of the Company's Ho:YAG laser is a small company, almost all of whose revenues are derived from sales to the Company. The Company purchases lasers from this supplier pursuant to an OEM Supply Agreement. With the exception of this agreement, the Company generally operates on a purchase order basis with most of its suppliers, including the manufacturer of the ECG monitor used in its TMR systems. Vendors that supply products to the Company on a purchase order basis are not obligated to make available any minimum number of units for purchase by the Company and could at any time determine to cease the supply and production of such components, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Management, Other Key Personnel and Scientific Advisors

   The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel and the Company's continuing ability to attract and retain additional highly qualified personnel. In order to support market development and sales in the future and augment its long term competitive position, the Company anticipates it will be required to make significant additions of personnel in manufacturing, research and development and sales and marketing. Competition for such personnel is intense, and there can be no assurance the Company can attract or retain highly qualified scientific, technical, manufacturing, sales and marketing and finance personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, many employees of the Company, including a number of its key scientific, technical and managerial personnel, are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these employees to comply with the terms of their agreements with, or other obligations to, such former employers could result in assertion of claims against the Company and such employees, which, if successful, could restrict their role with the Company and have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company has established a Scientific Advisory Board including experts in cardiac surgery, interventional cardiology, cardiology and basic science. Members of the Scientific Advisory Board consult with the Company regarding research and development efforts at the Company but are employed elsewhere on a full-time basis. As a result, they can only spend a limited amount of time on the Company's affairs and there can be no assurance the members of the Company's Scientific Advisory Board will continue to serve in such capacity.

  Need to Comply with United States Manufacturing Standards; Limited Manufacturing Experience

   The Company has limited experience in manufacturing its products. Manufacturers often encounter difficulties in increasing production, including problems involving production yields, adequate supplies of components, quality control and assurance (including failure to comply with good manufacturing practices ("GMP") regulations, international quality standards and other regulatory requirements) and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance the Company will be successful in increasing manufacturing capacity or it will not experience manufacturing difficulties or product recalls in the future.

   Under current law, if the Company markets its devices or manufactures finished devices in the United States, it will be required to demonstrate compliance with the FDA's current GMP regulations. In addition, the FDA will inspect the Company's manufacturing facilities on a regular basis to determine such compliance. The FDA could determine the Company's export of components is not in compliance with the FDC Act or the FDA's regulations or policies and prohibit exports in the future. Failure to comply with applicable FDA or other regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production and criminal prosecutions. The FDA has recently promulgated new GMP regulations. To date, the Company has no experience dealing with the new regulations.

  Product Liability Risk; Possible Insufficiency of Insurance

   The Company's business exposes the Company to potential product liability risks or product recalls that are inherent in the design, development, manufacture and marketing of medical devices. The Company could be subject to product liability claims in the event the use of the Company's TMR systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Such risks will continue to exist with respect to those products that may in the future receive regulatory clearance for commercial sale. The failure to comply with the FDA's GMP or other regulations could have a material adverse effect on the ability of the Company to defend against product liability lawsuits. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company's product liability insurance, with coverage limits of $5 million per occurrence and in the aggregate and additional coverage limits of DM1 million per person and DM50 million in the aggregate for use of the Company's TMR systems in Germany, will be adequate for any future product liability problems or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given that TMR is not well understood and the lack of data regarding the clinical safety and efficacy of the Company's TMR systems, there can be no assurance such coverage limits would be adequate to protect the Company from liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material and adverse effect on the Company's business, financial condition and results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements                             Page

      Report of Coopers & Lybrand L.L.P., Independent Accountants.......    33
      Consolidated Balance Sheets as of December 31, 1996 and 1995......    34
      Consolidated Statements of Operations for the three years ended
        December 31, 1996...............................................    35
      Consolidated Statements of Stockholders' Equity (Deficit) for the
        three years ended December 31, 1996.............................    36
      Consolidated Statements of Cash Flows for the three years ended
        December 31, 1996...............................................    37
      Notes to Consolidated Financial Statements........................    38

    Financial Statement Schedule

      The following financial statement schedule of the Company for the three years ended December 31, 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

      Report of Independent Accountants on Financial Statement Schedule ..  53

      Schedule II - Valuation and Qualifying Accounts....................   54

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                           CARDIOGENESIS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                   ----------





                                                                       Page
                                                                       ----
Report of Independent Accountants...................................    33

Consolidated Balance Sheets.........................................    34

Consolidated Statements of Operations...............................    35

Consolidated Statements of Stockholders' Equity (Deficit)...........    36

Consolidated Statements of Cash Flows...............................    37

Notes to Consolidated Financial Statements..........................    38

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of CardioGenesis Corporation:

We have audited the accompanying consolidated balance sheets of CardioGenesis Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioGenesis Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        Coopers & Lybrand L.L.P.


San Jose, California
January 29, 1997

                           CARDIOGENESIS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                     -------



                                                                           December 31
                                                                      ----------------------
                                  ASSETS                                 1996         1995
                                                                      --------      --------
Current assets:
   Cash and cash equivalents                                          $  2,080      $  4,150
   Available-for-sale securities                                        53,626         9,887
   Accounts receivable, net of allowance for doubtful accounts of
       $225 in 1996                                                      2,024           870
   Inventories                                                           1,108           625
   Interest receivable                                                     934           102
   Prepaids and other                                                      454           223
                                                                      --------      --------

           Total current assets                                         60,226        15,857

Property and equipment, net                                              1,546           330
Available-for-sale securities, noncurrent                                2,502
Other assets                                                                23            36
                                                                      --------      --------

              Total assets                                            $ 64,297      $ 16,223
                                                                      ========      ========

                               LIABILITIES

Current liabilities:
   Accounts payable                                                   $    237      $    520
   Short-term note payable                                                 215
   Accrued expenses                                                      1,528           133
   Accrued compensation                                                    552           141
   Deferred revenue                                                        370           870
                                                                      --------      --------

           Total liabilities                                             2,902         1,664
                                                                      --------      --------

Commitments (Note 5)

                  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A, no par value:
   Authorized:  none in 1996 and  1,640 shares in 1995;
   Issued and outstanding:  none in 1996 and 1,640 shares in 1995           -          1,979
   (Liquidation and redemption value: $2,000)

Series B, no par value:
   Authorized:  none in 1996 and 2,669 shares in 1995;
   Issued and outstanding:  none in 1996 and 2,669 shares in 1995           -          6,477
   (Liquidation and redemption value: $6,509)

Series C, $0.001 par value:
   Authorized:  4,274 shares in 1996 and 4,223 shares in 1995;
   Issued and outstanding:  none in 1996 and 4,175 shares in 1995          -          13,934
   (Liquidation and redemption value: $14,250)
                                                                      --------      --------

           Total redeemable convertible preferred stock                    -          22,390
                                                                      --------      --------

                      STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value:
   Authorized:  40,000 shares in 1996 and 14,155 shares in 1995
   Issued and outstanding:  11,967 share in 1996 and none in 1995           12
Additional paid-in capital                                              79,450           874
Deferred compensation                                                   (1,328)         (770)
Accumulated deficit                                                    (16,735)       (7,935)
Cumulative foreign exchange translation adjustments                         (4)
                                                                      --------      --------

           Total stockholders' equity  (deficit)                        61,395        (7,831)
                                                                      --------      --------

              Total liabilities, redeemable preferred stock and
                 stockholders' equity (deficit)                       $ 64,297      $ 16,223
                                                                      ========      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                           CARDIOGENESIS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                     -------



                                                       Year Ended December 31
                                                ----------------------------------
                                                  1996          1995         1994
                                                --------      -------      -------
Sales                                           $  3,959

Cost of sales                                      2,866
                                                --------

        Gross profit                               1,093
                                                --------

Operating expenses:

   Research and development                        7,140      $ 3,967      $ 1,423

   General and administrative                      2,622        1,178          559

   Sales and marketing                             2,417          336
                                                --------      -------      -------

        Total operating expenses                  12,179        5,481        1,982
                                                --------      -------      -------

           Operating loss                        (11,086)      (5,481)      (1,982)

Interest income                                    2,286          182          198
                                                --------      -------      -------

              Net loss                          $ (8,800)     $(5,299)     $(1,784)
                                                ========      =======      =======

Net loss per share                              $  (0.97)     $ (1.25)     $ (0.42)
                                                ========      =======      =======
Shares used in computing net loss per share        9,056        4,229        4,229
                                                ========      =======      =======



  The accompanying notes are an integral part of these consolidated financial statements.

                           CARDIOGENESIS CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                     -------

                                                                                                               Cumulative
                                                                                                                 Foreign
                                                     Common Stock         Additional                             Currency
                                                   ----------------         Paid-In    Deferred   Accumulated  Translation
                                                   Shares    Amount         Capital  Compensation   Deficit    Adjustments  Total
                                                   ------    ------       ---------  ------------ -----------  -----------  -----
Balances, December 31, 1993                                                                          $   (852)            $  (852)
   Net loss                                                                                            (1,784)             (1,784)
                                                                                                     --------             -------
Balances, December 31, 1994                                                                            (2,636)             (2,636)
   Deferred compensation related to issuance
       of preferred stock and grants of
       stock options                                                       $    874      $  (874)                               -
   Amortization of deferred compensation                                                     104                              104
   Net loss                                                                                            (5,299)             (5,299)
                                                                           --------     --------     --------             -------
Balances, December 31, 1995                                                     874         (770)      (7,935)             (7,831)
   Deferred compensation related to
       issuance of preferred shares and grants
       of stock options                                                       1,407       (1,407)                               -
   Amortization of deferred compensation                                                     849                              849
   Issuance of common shares upon exercise of
       stock options and stock grants                  409                       75                                            75
   Conversion of preferred stock to
       common stock                                  8,558     $     9       22,622                                        22,631
   Issuance of common stock in IPO, net of
       issuance costs of $5,533                      3,000           3       54,472                                        54,475
   Net loss                                                                                            (8,800)             (8,800)
   Foreign currency translation adjustment                                                                        $(4)         (4)
                                                    ------     -------     --------     --------     --------     ---     -------

Balances, December 31, 1996                         11,967     $    12     $ 79,450     $ (1,328)    $(16,735)    $(4)    $61,395
                                                    ======     =======     ========     ========     ========     ===     =======




  The accompanying notes are an integral part of these consolidated financial statements.

                           CARDIOGENESIS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                     -------

                                                                               Year Ended December 31
                                                                        -----------------------------------
                                                                           1996         1995         1994
                                                                        ---------     --------     --------
Cash flows from operating activities:
   Net loss                                                             $  (8,800)    $ (5,299)    $ (1,784)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation and amortization                                           310          114           40
      Amortization of deferred compensation                                   849          104
      Disposal of property and equipment                                      152          215
      Other                                                                    (4)
      Changes in assets and liabilities:
        Accounts receivable                                                (1,154)        (870)
        Inventories                                                          (483)        (625)
        Interest receivable                                                  (832)        (102)
        Prepaids and other current assets                                    (231)        (161)         (59)
        Accounts payable                                                     (283)         475           45
        Accrued expenses                                                    1,395          126            7
        Accrued compensation                                                  411          129           13
        Deferred revenue                                                     (500)         870
                                                                        ---------     --------     --------
           Net cash used in operating activities                           (9,170)      (5,024)      (1,738)
                                                                        ---------     --------     --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                             (200,922)     (30,235)      (7,159)
   Maturities of available-for-sale securities                            154,681       23,869        3,637
   Acquisition of property and equipment                                   (1,678)        (175)        (517)
   (Increase) decrease in other assets                                         13          (21)         (11)
                                                                        ---------     --------     --------
           Net cash used in investing activities                          (47,906)      (6,562)      (4,050)
                                                                        ---------     --------     --------

Cash flows from financing activities:
   Proceeds from note payable                                                 215
   Proceeds from issuance of preferred stock, net of issuance costs           241       13,934        6,477
   Proceeds from the issuance of common stock, net of issuance costs
                                                                           54,550
                                                                        ---------     --------     --------

           Net cash provided by financing activities                       55,006       13,934        6,477
                                                                        ---------     --------     --------

Net increase (decrease) in cash and cash equivalents                       (2,070)       2,348          689

Cash and cash equivalents, beginning of year                                4,150        1,802        1,113
                                                                        ---------     --------     --------

Cash and cash equivalents, end of year                                  $   2,080     $  4,150     $  1,802
                                                                        =========     ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Conversion of redeemable preferred stock into common in
       connection with the Company's IPO                                $ 22,631
                                                                        ========



  The accompanying notes are an integral part of these consolidated financial statements.

                           CARDIOGENESIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------



1.   Summary of Significant Accounting Policies:

         BUSINESS:

         The Company was incorporated in September 1993 to conduct research, develop and manufacture cardiovascular surgical devices, including disposable systems, to perform both surgical and catheter based percutaneous transmyocardial revascularization. Since its inception, the Company has devoted substantially all of its efforts to developing products and bringing them to market, raising capital and recruiting personnel. The Company's principal operations commenced during 1996 at which time it emerged from the development stage.

         In the course of its development activities, the Company has sustained operating losses and expects such losses to continue at least through 1997. The Company will finance its operations primarily through its cash, cash equivalents and available-for-sale securities, together with existing credit facilities and future revenues. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its common or preferred stock through private placement or further public offerings.

         In May 1996, the Company completed its Initial Public Offering (IPO) selling 3,000,000 shares of its common stock with net proceeds of $54.5 million.

         BASIS OF CONSOLIDATION:

         The consolidated financial statements include the accounts of CardioGenesis Corporation and its wholly owned subsidiary after all intercompany balances and transactions have been eliminated.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




                                   Continued

9
                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------




1.   Summary of Significant Accounting Policies, continued:


         CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES:

         The majority of the Company's cash, cash equivalents and available-for-sale securities are invested in deposits with a major bank in the United States. Deposits in this bank may exceed the amount of insurance provided on such deposits.

         Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses when needed, but historically has not experienced any significant losses related to individual customers or group of customers in any particular geographic area.

         The Company's products require approval of the Food and Drug Administration (FDA) or other international regulatory agencies prior to commercialized sales. The Company cannot be assured that its products will receive this regulatory approval. During 1996, the Company received approval to market its ITMR system in the European Community. If the Company was denied regulatory approval or approval was delayed, it would have a material adverse impact on the Company.

         The Company purchases all of its lasers from a single supplier. The Company has an agreement with the supplier regarding exclusivity and meeting the Company's unit requirements. Management believes that other suppliers could be found to manufacture lasers to the Company's specifications with relatively consistent pricing. Management believes however, that there would be a significant delay if the Company was required to change suppliers and that this would have a material adverse impact on the Company.

         The Company purchases all of its ECG monitors from a single supplier. Management believes that other producers could be found to supply ECG monitors to the Company's specifications with relatively consistent pricing. Management believes that there would be minimal delay if the Company was required to change suppliers. If the Company experienced delays in locating a new supplier of ECG monitors, it would have a material adverse impact on the Company.

         Export sales totaled approximately $2.0 million for 1996.

         The Company operates in an industry which experiences rapid technological changes, which may render inventories maintained by the Company obsolete.


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------


 1.  Summary of Significant Accounting Policies, continued:

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase and money market funds to be cash equivalents.

         AVAILABLE-FOR-SALE SECURITIES:

         All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. Unrealized gains and losses were not material for the years ended December 31, 1996 and 1995.

         INVENTORIES:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT:

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, generally two to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs are charged to operations as incurred.

         REVENUE RECOGNITION:

         The Company recognizes product sales upon shipment of product to the customer and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding.

         RESEARCH AND DEVELOPMENT EXPENDITURES:

         Research and development expenditures are charged to operations as incurred.


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------


1.   Summary of Significant Accounting Policies, continued:

         INCOME TAXES:

         Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         NET LOSS PER SHARE:

         The net loss per share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options, warrants and preferred stock. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the initial filing date have been included in the calculations as if they were outstanding for all periods presented, prior to the effective date of the offering (using the treasury stock method).

         RECLASSIFICATIONS:

         Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassifications had no impact on previously reported net losses.


2.   Available-for-Sale Securities:

         At December 31, 1996, available-for-sale securities consisted of corporate obligations and obligations of federal government agencies held by a major bank, bearing interest at rates ranging from 5.25% to 5.99% per annum, and maturing from January 27, 1997, through February 9, 1998. The maturities of the available-for-sale securities do not exceed two years.


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------

2.   Available-for-Sale Securities, continued:

         The carrying and fair value of available-for-sale securities at December 31, are as follows (in thousands):

                                              1996                 1995
                                      -------------------   -----------------
                                      Carrying      Fair    Carrying   Fair
                                        Value      Value      Value    Value
                                      --------    -------   --------   ------
         U.S. Government securities    $26,446    $26,446    $5,570    $5,570
         Corporate obligations          29,682     29,682     4,317     4,317
                                       -------    -------    ------    ------
                                       $56,128    $56,128    $9,887    $9,887
                                       =======    =======    ======    ======


3.   Inventories:

         Inventories consisted of the following (in thousands):

                                      December 31
                                    ---------------
                                     1996      1995
                                    ------    -----
         Raw materials              $   20    $ 73
         Finished goods              1,088     552
                                    ------    ----
                                    $1,108    $625
                                    ======    ====

4.   Property and Equipment:

         Property and equipment consisted of the following (in thousands):

                                                December 31
                                              --------------
                                               1996     1995
                                              ------    ----
         Computer equipment                   $  403    $130
         Laboratory equipment                    430      72
         Furniture and equipment                 447     189
         Leasehold improvements                  731      94
                                              ------    ----
                                               2,011     485
         Less accumulated depreciation and
             amortization                        465     155
                                              ------    ----
                                              $1,546    $330
                                              ======    ====


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------


5.   Commitments:

         FACILITY LEASE:

         The Company leases its Sunnyvale, California facility under a noncancelable operating lease expiring in October 1999. In addition to monthly rent, the lease is subject to additional payments for utilities and other costs above the base amounts. The Company has the option to extend the term of this lease for an additional five years upon all of the same terms and conditions except base rent.

         Future minimum lease payments are as follows at December 31, 1996 (in thousands):

               1997               $191
               1998                191
               1999                160
                                  ----
                                  $542
                                  ====

         Rent expense for the years ended December 31, 1996, 1995 and 1994 was $229,000, $65,000 and $45,000, respectively.

         RESEARCH AGREEMENT:

         The Company, in its acquisition of technology in 1993, assumed certain obligations under an ongoing research and development agreement with Columbia University (Columbia). The agreement provides for a license fee of $1.5 million to be paid to Columbia on the date the technology licensed under the agreement meets all the following conditions: marketing approval from the FDA; issuance of a United States patent for the product; and demonstration of the manufacturability of the product. The Company must pay a royalty to Columbia of 1.4% of all net revenues from sales of the products subject to the license beginning twelve months preceding the issuance of the first United States patent. A royalty of 50% is required for all sublicense revenue. The agreement allows for cumulative research payments under the agreement to be deducted from future royalty payments required. Previous payments under the agreement made by the Company and the assignor to Columbia which would reduce future royalties for product sales have been expensed, as incurred, as research and development expenses.



                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------




         The Company has agreements to pay consultants and institutions $369,000 for various research and development efforts in 1997.


6.   Redeemable Convertible Preferred Stock:

     Prior to the effective date of the Company's Initial Public Offering
     (IPO), the Company had outstanding mandatorily redeemable convertible preferred stock. The preferred stock automatically converted into common stock upon the completion of the IPO.


7.   Stockholders' Equity:

         COMMON STOCK:

         At December 31, 1996, the Company had 40 million shares of common stock authorized. In April 1996, the Company reincorporated in the State of Delaware. The financial statements have been retroactively adjusted to reflect the reincorporation. In April 1996, the Company had a 4.1-for-5 reverse stock split of the Company's common and preferred stock. The financial statements have been retroactively restated to give effect to the split.

         EMPLOYEE STOCK PURCHASE PLAN:

         In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan and reserved 123,000 shares of common stock for issuance under the Plan. The Plan provides for consecutive 24 month offering periods. Each offering period is comprised of four six month purchase periods. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of the applicable offering period or the last day of the respective purchase period. No shares had been issued under this plan as of December 31, 1996.

         STOCK OPTION PLANS:

         In November 1993, the Company established the 1993 Equity Incentive Plan (the 1993 Plan) that, as amended in 1995, authorized the Board of Directors to grant 1,640,000 incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. The Plan expires in 2003.

         In April 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996 Plan) and reserved 820,000 shares for issuance under this plan. Additionally in April 1996, the Company adopted the 1996 Directors Stock Option Plan and reserved 98,000 shares for issuance under this plan. These Plans expire in 2006.


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------



7.   Stockholders' Equity, continued:

         STOCK OPTION PLANS, continued:

         Under the Plans, options must be granted at not less than the fair market value at the date of grant as determined by the Board of Directors, or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value at the time of grant as determined by the Board of Directors or committee thereof and nonstatutory stock options, for which the exercise price of the options must not be less than 85% of the fair market value at the time of grant as determined by the Board of Directors or committee thereof. The Board, or committee thereof, has the authority to set the term of the options (no longer than ten years from the date of grant, five years for greater than 10% owners of voting stock). Under the Plans, options generally vest at a rate of 25% annually after the vesting commencement date.

         Activity under the Plans is set forth below (in thousands, except per share data):

                                                               Options Outstanding
                                              Shares  --------------------------------------
                                             Available   Number      Price
                                               for         of         Per
                                              Grant      Shares      Share            Total
                                              -----   ---------  ---------------  ----------

Balances, December 31, 1993                    144         266       $0.12           $    32
   Additional shares reserved by
       plan amendment                          861
   Options granted                            (265)         265    $0.12-$0.24            50
                                              -----       -----                      -------

Balances, December 31, 1994                    740         531     $0.12-$0.24            82
   Additional shares reserved by
       plan amendment                          369
   Options granted                            (813)         813    $0.24-$0.61           233
   Options canceled                              8           (8)      $0.24               (2)
                                              -----       -----                      -------

Balances, December 31, 1995                    304        1,336    $0.12-$0.61           313
   Additional shares reserved by
       plan amendment                          918
   Options granted                            (646)         646    $0.61-$14.50        5,161
   Options canceled                             75          (75)   $0.12-$14.50         (648)
   Options exercised                                       (409)    $0.12-$1.83          (75)
                                              -----       -----                      -------

Balances, December 31, 1996                    651        1,498    $0.12-$14.50      $ 4,751
                                              =====       =====                      =======


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------

7.   Stockholders' Equity, continued:

         STOCK OPTION PLANS, continued:

         The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows (in thousands, except per share data):

                                                                    Options Currently
                        Options Outstanding                             Exercisable
   ---------------------------------------------------------      ----------------------
                                     Weighted
                                      Average       Weighted                    Weighted
                                     Remaining       Average                    Average
     Exercise           Number      Contractual     Exercise        Number      Exercise
      Prices         Outstanding       Life           Price       Exercisable    Price
   ------------      -----------    -----------     --------      -----------   --------
   $0.12-$ 0.24          821           8.10          $ 0.22          334         $ 0.19
   $0.61-$ 0.61          186           9.01          $ 0.61           40         $ 0.61
   $1.83-$ 1.83          150           9.17          $ 1.83           24         $ 1.83
   $9.75-$14.50          341           9.70          $12.24           25         $13.08

         At December 31, 1996, options to purchase 423,000 shares were exercisable at an average exercise price of $1.07 per share and 2,149,000 shares of common stock are reserved in the event of options exercised.


         Deferred compensation to be recognized as a result of stock options granted and preferred stock issued during 1996 and 1995 totaled $1.4 million and $874,000, respectively. Amortization of deferred compensation is generally over a vesting period of four years, with compensation expense recognized in the period ended December 31, 1996 and 1995 of $849,000 and $104,000, respectively.

                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------




7.   Stockholders' Equity, continued:

         PRO FORMA COMPENSATION EXPENSE:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans (including the Employee Stock Purchase Plan). Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                                            Year Ended
                                                                            December 31
                                                                         -----------------
                                                                          1996       1995
                                                                         -------   -------
         Net loss - as reported                                          $(8,800)  $(5,299)
                                                                         ======    =======
         Net loss - pro forma                                            $(9,258)  $(5,318)
                                                                         ======    =======
         Net loss per share - as reported                                $ (0.97)  $ (1.25)
                                                                         ======    =======
         Net loss per share - pro forma                                  $ (1.02)  $ (1.26)
                                                                         ======    =======

         The fair value of each option grant is estimated on the date of grant using the minimum value method (prior to the IPO) and the Black-Scholes method (subsequent to the IPO) with the following weighted average assumptions by subgroup:

                                                   Group A            Group B
                                                   -------            -------
         Risk-free interest rate                      5.12%              5.12%
         Expected life                                4.21               3.29
         Expected dividends                        $     -            $    -
         Expected volatility                        0.7045             0.7045


                                   Continued

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------


         The weighted average expected life was calculated based on the vesting period and the exercise behavior of each subgroup. Group A represents higher paid employees, while, Group B represents lower paid employees. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.

 8   Income Taxes:

     At December 31, the components of deferred tax assets are as follows (in thousands):

                                                     1996          1995
                                                   -------       -------
         Intangible assets                         $    40       $   274
         Depreciation and amortization                   6             9
         Tax credits                                   229           128
         Accrued expenses and other                    219            58
         Capitalized research and development          628           342
         Deferred revenue                              111           184
         Net operating loss carryforwards            4,779         2,202
                                                   -------       -------

         Net deferred tax assets                     6,012         3,197
         Less valuation allowance                   (6,012)       (3,197)
                                                   -------       -------

                                                   $     -       $     -
                                                   =======       =======

      The Company had federal and state net operating loss carryforwards of approximately $13.8 million and $1.6 million, respectively, at December 31, 1996, available to offset future regular and alternative minimum taxable income. The Company's federal and state net operating loss carryforwards will expire by the years 2011 and 2001, respectively.

      The Tax Reform Act of 1986 substantially changed the rules relative to net operating loss carryforwards in the event of an "ownership change" of a corporation. Future changes in ownership may result in limitations on the annual utilization of net operating loss carryforwards.


9.   Related Party Transactions:

     The Company paid $159,000, $178,000 and $95,000 for consulting fees to certain stockholders during the years ended December 31, 1996, 1995 and 1994, respectively.

                           CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------



     The Company paid $37,000 and $130,000 to a company controlled by a former president of the Company for interim management services and office space, during the years ended December 31, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      - none -

PART III

ITEM 10.   DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

   The information required by this item with respect to the directors of the Company is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") under the caption "Proposal No. 1-Election of Directors." The information relating to the executive officers of the Company is incorporated by reference from the Proxy Statement under the caption "Executive Officers."

   Information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the Proxy Statement under the captions "Executive Compensation," "Proposal No. 1-Election of Directors-Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

      (a)   The following documents are files as part of this Form:

                                                                         Page
                                                                         ----

            1.   Financial Statements

            The Consolidated Financial Statements, notes thereto, and Independent Accountant's Report thereon are included in Part II,
            Item 8 of this
            Form 10-K.

            2.   Financial Statement Schedule

            The Financial Statement Schedule is included in Part II, Item 8 of this Form 10-K.

            3.   Exhibits

            The following exhibits are filed or incorporated by reference as part of this Form 10-K:

              EXHIBIT
              NUMBER                         EXHIBIT TITLE
              ------                         -------------

                3.01     Restated Certificate of Incorporation
                3.02     Registrant's Bylaws.(1)
                4.01 Form of Specimen Certificate for Registrant's Common Stock.(2)
                4.02 Registrant's Second Restated Investors' Rights Agreement, dated as of December 5, 1995 as amended.(2)
               10.01 Registrant's 1993 Equity Incentive Plan and related documents.(2)*
               10.02 Registrant's 1996 Equity Incentive Plan and related documents.(2)*
               10.03 Registrant's 1996 Directors Stock Option Plan and related documents.(2)*
               10.04 Registrant's 1996 Employee Stock Purchase Plan and related documents.(2)*
               10.05 Standard Industrial/Commercial Multi-Tenant Lease, dated December 18, 1995, by and between Registrant and De La Cruz Enterprises.(2)
               10.06 Koll Business Center Lease, dated July 13, 1994, by and between Registrant and Fujita California
                         Partners III.(2)
               10.07     Form of Indemnity Agreement.(2)*
               10.08 Agreement, dated August 1, 1991, by and among the Trustees of Columbia University in the City of New York, Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. and related documents.(2)(3)
               10.09 OEM Supply Agreement, dated May 31, 1995, by and between Registrant and New Star Lasers as amended.(2)(3)
               10.10 Research and Development Agreement, dated June 1, 1995, by and between Registrant and New Star Lasers.(2)(3)
               10.11 Product Documentation, Approval, Manufacturing and Supply Agreement, dated January 2, 1996, by and between Registrant and Indigo Medical GmbH.(2)(3)
               10.12 Series A Preferred Stock Purchase Agreement, dated November 23, 1993, by and among Registrant and various investors and material exhibits thereto.(2)(3)(4)

              EXHIBIT
              NUMBER                         EXHIBIT TITLE
              ------                         -------------

               10.13 Series B Preferred Stock Purchase Agreement, dated June 9, 1994, by and among Registrant and various investors and material exhibits thereto.(2)(4)
               10.14 Series C Preferred Stock Purchase Agreement, dated December 5, 1995, by and among Registrant and various investors and material exhibits thereto.(2)(4)
               10.15 Consulting Agreement, dated March 1, 1996, by and between Registrant and Michael Aita.(2)(3)*
               10.16 Employment Terms Letter, dated November 23, 1993, issued by the Company to Michael Aita.(2)*
               10.17     Consulting Agreement, dated November 23, 1993, by
                         and among Registrant, Carl J. Simpson and Advanced Cardiovascular Systems, Inc. as amended.(2)*
               10.18 Letter Agreement, dated November 23, 1993, by and between Registrant and Advanced Cardiovascular
                         Systems, Inc.(2)
               11.01     Statement regarding computation of per share
                         earnings.
               21.01     Subsidiary of Registrant.
               23.01 Consent of Coopers & Lybrand, L.L.P., independent accountants.
               27.01     Financial Data Schedule.
----------
*   Management contract or compensatory arrangement.

   (1) Incorporated by reference to Exhibit 3.04 to Registrant's Registration Statement on Form SB-2 (No. 333-3752-LA), declared effective on May 21, 1996 (the "Form SB-2").

   (2) Incorporated by reference to the Exhibit of the same number to the Form SB-2.

   (3) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

   (4) Certain exhibits to the agreement have been omitted because they are not material, but will be furnished supplementally to the Securities and Exchange Commission upon its request.

(b) Reports on Form 8-K
    None

(c) Exhibits
    See Item 14(a) above.

(d) Financial Statement Schedule
    See Item 14(a) above.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


   In connection with our audits of the consolidated financial statements of CardioGenesis Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 8 herein.

   In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                            Coopers & Lybrand L.L.P.

   San Jose, California
   January 29, 1997

                                                                    SCHEDULE II

                           CARDIOGENESIS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                Balance at
                                                Beginning       Charged to                      Balance at
                                                of the          Costs and                       End of the
                 Description                    Period          Expenses        Deductions      Period
                 -----------                    ----------      -----------     ----------      ----------
Balance for the year ended December 31, 1994:
 Allowance for doubtful accounts receivable     $ 0                                             $    0
Balance for the year ended December 31, 1995:
 Allowance for doubtful accounts receivable     $ 0                                             $    0
Balance for the year ended December 31, 1996:
 Allowance for doubtful accounts receivable     $ 0             $ 225                   --      $    0


SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CARDIOGENESIS CORPORATION


                                          By: /s/ ALLEN W. HILL
                                             -------------------------
                                                  Allen W. Hill
                                          President and Chief Executive Officer

Date:  March 27, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                                Date
         ---------                       -----                                ----
/s/  ALLEN W.  HILL                 President, Chief Executive              March 27, 1997
-------------------------------     Officer and a Director
      Allen W. Hill                 (Principal Executive Officer)



 /s/  RICHARD P.  POWERS            Chief Financial Officer,                March 27, 1997
-------------------------------     Vice President of Finance
    Richard P. Powers               and Administration and Secretary
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


/s/  DAVID B.  APFELBERG            Director                                March 27, 1997
-------------------------------
     David B. Apfelberg

/s/  JACK M.  GILL                  Director                                March 27, 1997
-------------------------------
        Jack M. Gill

/s/  DAVID C.  HULL, JR.            Director                                March 27, 1997
-------------------------------
        David C. Hull, Jr.

 /s/  THOMAS D.  KILEY              Director                                March 27, 1997
-------------------------------
       Thomas D. Kiley

/s/ F. THOMAS (JAY) WATKINS III
-------------------------------
    F.  Thomas (Jay) Watkins III   Director                                 March 27, 1997

                                INDEX TO EXHIBITS

               EXHIBIT
               NUMBER                         EXHIBIT TITLE
               ------                         -------------

                3.01     Restated Certificate of Incorporation
                3.02     Registrant's Bylaws.(1)
                4.01 Form of Specimen Certificate for Registrant's Common Stock.(2)
                4.02 Registrant's Second Restated Investors' Rights Agreement, dated as of December 5, 1995 as amended.(2)
               10.01 Registrant's 1993 Equity Incentive Plan and related documents.(2)*
               10.02 Registrant's 1996 Equity Incentive Plan and related documents.(2)*
               10.03 Registrant's 1996 Directors Stock Option Plan and related documents.(2)*
               10.04 Registrant's 1996 Employee Stock Purchase Plan and related documents.(2)*
               10.05 Standard Industrial/Commercial Multi-Tenant Lease, dated December 18, 1995, by and between Registrant and De La Cruz Enterprises.(2)
               10.06 Koll Business Center Lease, dated July 13, 1994, by and between Registrant and Fujita California
                         Partners III.(2)
               10.07     Form of Indemnity Agreement.(2)*
               10.08 Agreement, dated August 1, 1991, by and among the Trustees of Columbia University in the City of New York, Eli Lilly and Company and Advanced
                         Cardiovascular Systems, Inc. and related documents.(2)(3)
               10.09 OEM Supply Agreement, dated May 31, 1995, by and between Registrant and New Star Lasers as amended.(2)(3)
               10.10     Research and Development Agreement, dated June 1,
                         1995, by and between Registrant and New Star
                         Lasers.(2)(3)
               10.11 Product Documentation, Approval, Manufacturing and Supply Agreement, dated January 2, 1996, by and between Registrant and Indigo Medical GmbH.(2)(3)
               10.12 Series A Preferred Stock Purchase Agreement, dated November 23, 1993, by and among Registrant and various investors and material exhibits thereto.(2)(3)(4)
               10.13 Series B Preferred Stock Purchase Agreement, dated June 9, 1994, by and among Registrant and various investors and material exhibits thereto.(2)(4)
               10.14 Series C Preferred Stock Purchase Agreement, dated December 5, 1995, by and among Registrant and various investors and material exhibits thereto.(2)(4)
               10.15 Consulting Agreement, dated March 1, 1996, by and between Registrant and Michael Aita.(2)(3)*
               10.16 Employment Terms Letter, dated November 23, 1993, issued by the Company to Michael Aita.(2)*
               10.17 Consulting Agreement, dated November 23, 1993, by and among Registrant, Carl J. Simpson and Advanced Cardiovascular Systems, Inc. as amended.(2)*
               10.18 Letter Agreement, dated November 23, 1993, by and between Registrant and Advanced Cardiovascular
                         Systems, Inc.(2)
               11.01 Statement regarding computation of per share earnings.
               21.01     Subsidiary of Registrant.
               23.01 Consent of Coopers & Lybrand, L.L.P., independent accountants.
               27.01     Financial Data Schedule.

   ----------

   *  Management contract or compensatory arrangement.

 (1) Incorporated by reference to Exhibit 3.04 to Registrant's Registration Statement on Form SB-2 (No. 333-3752-LA), declared effective on May 21, 1996 (the "Form SB-2").

 (2)   Incorporated by reference to the Exhibit of the same number to the Form
       SB-2.

 (3) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

 (4) Certain exhibits to the agreement have been omitted because they are not material, but will be furnished supplementally to the Securities and Exchange Commission upon its request.