Form 10-Q
period 1997-03-31
CARDIOGENESIS CORP
filed 1997-05-15
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from ________ to _______

                         Commission File Number: 0-28424

                            CARDIOGENESIS CORPORATION

             (Exact name of registrant as specified in its charter)


             Delaware                                      77-0352469
  -------------------------------                      -------------------
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

                                Yes [ X ]    No [ ]

The number of shares of Common Stock outstanding as of April 17, 1997 was 12,004,654.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                              PAGE
PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets as of March 31, 1997                   3
                            and December 31, 1996

                   Condensed Consolidated Statements of Operations for the three months         4
                            ended March 31, 1997 and 1996

                   Condensed Consolidated Statements of Cash Flows for the three months         5
                            ended March 31, 1997 and 1996

                   Notes to Condensed Consolidated Financial Statements                         6

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                  7
                    AND RESULTS OF OPERATIONS

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  10

PART II.           OTHER INFORMATION


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                                            11


SIGNATURE                                                                                      12

INDEX TO EXHIBITS                                                                              13

                            CARDIOGENESIS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                                                                               March 31  December 31
                                                                                                 1997       1996
                                                                                               --------  -----------
                                                 ASSETS
Current assets:
    Cash and cash equivalents                                                                   $13,690    $ 2,080
    Available-for-sale securities                                                                39,054     53,626
    Accounts receivable, net                                                                      2,359      2,024
    Inventories                                                                                   1,175      1,108
    Other current assets                                                                          1,129      1,388
                                                                                                -------    -------
        Total current assets                                                                     57,407     60,226

    Property and equipment, net                                                                   1,504      1,546
    Available for sale securities, non-current                                                    2,502      2,502
    Other assets                                                                                     23         23
                                                                                                -------    -------
        Total assets                                                                            $61,436    $64,297
                                                                                                =======    =======

                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                       $ 3,412    $ 2,532
    Deferred revenue                                                                                 --       370
                                                                                                -------    -------
        Total liabilities                                                                         3,412     2,902

Stockholders' equity                                                                             58,024     61,395
                                                                                                -------    -------
        Total liabilities and stockholders' equity                                              $61,436    $64,297
                                                                                                =======    =======




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                           Three Months Ended March 31
                                           ---------------------------
                                                1997         1996
                                              --------      -------
Sales                                         $  1,583      $   631
Cost of sales                                    1,131          318
                                              --------      -------
        Gross profit                               452          313
                                              --------      -------
Operating expenses:
     Research and development                    3,254        1,574
     General and administrative                    771          494
     Sales and marketing                           801          303
                                              --------      -------
        Operating expenses                       4,826        2,371
                                              --------      -------
        Operating loss                          (4,374)      (2,058)
Interest income                                    779          180
                                              ========      =======
        Net loss                              $ (3,595)     $(1,878)
                                              ========      =======
Net loss per share                            $  (0.30)     $ (0.43)
                                              ========      =======
Shares used in computing net
     loss per share                             11,982        4,368
                                              ========      =======






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                        1997         1996
                                                      --------      -------
Cash from operating activities:
     Net loss                                         $ (3,595)     $(1,878)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation and amortization                      115           42
        Amortization of deferred compensation              137          396
        Disposal of property and equipment                  --            7
     Changes in assets and liabilities:
        Accounts receivable                               (335)         394
        Interest receivable                                324           --
        Inventories                                        (67)        (318)
        Prepaids and other                                 (65)         (80)
        Accounts payable and other                         823         (120)
        Accrued expenses                                   201          239
        Accrued compensation                              (100)         (14)
        Deferred revenue                                  (370)        (425)
        Short-term note payable                            (44)          --
                                                      --------      -------
            Net cash used in operating activities       (2,976)      (1,757)
                                                      --------      -------

Cash flows from investing activities:
     Purchase of available-for-sale securities          (5,378)      (1,927)
     Maturities of available-for-sale securities        19,950          415
     Acquisition of property and equipment                 (75)         (58)
     Other assets                                           --          (12)
                                                      --------      -------
            Net cash provided by (used in)
                investing activities                    14,497       (1,582)
                                                      --------       -------

Cash flows from financing activities:
     Proceeds from issuance of Preferred Stock,
        net of issuance costs                               --          240
     Proceeds from issuance of Common Stock,
        net of issuance costs                               89           64
                                                      --------      -------
        Net cash provided by financing activities           89          304

                                                      --------      -------
Net increase (decrease) in cash and cash equivalents    11,610       (3,035)
Cash and cash equivalents, beginning of period           2,080        4,150
                                                      ========      =======
Cash and cash equivalents, end of period              $ 13,690      $ 1,115
                                                      ========      =======




                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         These interim consolidated financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period. The interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

         Inventories (in thousands) consisted of the following:

                                              MARCH 31        DECEMBER 31
                                                1997              1996
                                              --------        -----------
                                                     (unaudited)
                Raw materials                  $  193           $   20
                Finished goods                    992            1,088
                                               ------           ------
                                               $1,175           $1,108
                                               ======           ======


NOTE 3 - LITIGATION

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including the factors described throughout this Report, and in the Company's Form 10-K filed with the Securities and Exchange Commission, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." The actual results the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by an asterisk (*) various sentences within this Report which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's Form 10-K filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization (TMR) systems. The Company has a limited operating history and has experienced significant operating losses since its inception. The Company incurred a net loss of $3.6 million in the three months ended March 31, 1997. The development and potential commercialization of the Company's products will require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through 1997 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting Boston Scientific Corporation (BSC). There can be no assurance the Company's TMR systems will ever generate significant revenues or the Company will achieve or sustain profitability.

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

The Company commenced clinical trials of its intraoperative TMR (ITMR(TM)) System in October 1995 and began clinical trials of its percutaneous myocardial revascularization (PMR(TM)) System in Europe in November 1996. In March 1997, the Company reported it had filed an Investigational Device Exemption (IDE) application with the FDA to conduct clinical investigations of its PMR System in no-option patients. Clinical trials of the Company's thoracoscopic TMR (TTMR(TM)) System have not commenced. In July 1996, the Company began a Phase II clinical trial under an investigational device exemption (IDE) that allowed a prospective, randomized, multi-center clinical trial of its ITMR System in "no-option" patients with severe coronary artery disease (CAD). As of March 31, 1997, over 200 patients had been enrolled in this study. In August 1996, the Company received an IDE from the FDA and has begun a clinical study of its ITMR System used as an adjunctive therapy to coronary artery bypass graft (CABG) surgery in patients with severe angina who are only partially treatable by CABG. *Substantial additional clinical testing of the Company's TMR systems is required. The Company continues to expect to file a PMA application for the ITMR System by the end of 1997.

The Company recorded sales of $1.6 million for the first three months of 1997 from sales of ITMR Systems and disposable ITMR probes to its international distributor, BSC, in Europe and to clinical trial sites in the U.S. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates its revenues from product sales over the next several years will be primarily derived from international sales by BSC. As a result, the revenue levels of the Company are and will be dependent on the efforts of BSC in international markets *Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's revenues.

*Results of the Company's operations have varied and are expected to fluctuate significantly from quarter to quarter depending on numerous factors, including:
(i) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (ii) the timing of orders and shipments; (iii) the degree of acceptance of TMR therapy by the medical community; (iv) competition, including pricing pressures; (v) the timing of regulatory and third-party reimbursement approvals; (vi) expansion of the Company's manufacturing capacity and the Company's ability to manufacture its products efficiently; (vii) the timing of research and development expenses, including clinical trial-related expenditures, and (viii) seasonal factors affecting the number of procedures performed. *Due to such fluctuations in operating results, period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

Sales. Sales of the Company's ITMR System for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe increased approximately $1.0 million to $1.6 million for the three months ended March 31, 1997 from $631,000 for the three months ended March 31, 1996.

Cost of Sales. Cost of sales was approximately $1.1 million, or 71% of sales, for the three months ended March 31, 1997 and $318,000, or 50% of sales, for the same period in 1996. The increase in the percentage of cost of sales to sales is primarily due to increases in operations and quality personnel and implementation of systems in support of increasing production levels.

Research and Development Expenses. Research and development expenses increased $1.7 million to $3.3 million for the three months ended March 31, 1997 from $1.6 million for the same period in 1996. The increase in 1997 was primarily due to the initiation of three additional clinical trials, two with the Company's ITMR System and one with the PMR System. Also, the Company continued to invest in mechanism research in the field of TMR. *The Company expects research and development expenses to continue to increase throughout 1997 as the Company continues to enroll patients in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

General and Administrative Expenses. General and administrative expenses increased $277,000 to $771,000 for the three months ended March 31, 1997 from $494,000 for the same period in 1996. The increase in 1997 was due to increased finance and administration personnel costs to support the Company's growth and comply with additional infrastructure requirements associated with being a public company, increased legal fees associated with research and development agreements and the exclusive international distribution agreement with

BSC, legal fees related to the suit by the Company against PLC Medical Systems, Inc. (PLC) seeking a judgment that a PLC patent is invalid and unenforceable, increased property, general liability, and product liability insurance costs, and public and investor relations program costs. *General and administrative expenses should continue to increase in 1997.

Sales and Marketing Expenses. Sales and marketing expenses increased $498,000 to $801,000 for the three months ended March 31, 1997 from $303,000 for the same period in 1996. The increase in 1997 was due to adding sales and marketing personnel and the implementation of marketing and training programs. *Sales and marketing expenses should continue to increase in 1997, but at a reduced rate of growth, as the Company expands clinical studies, conducts physician training, and supports the sales and marketing activities of BSC.

Interest Income. Interest income increased $599,000 to $779,000 for the three months ended March 31, 1997 from $180,000 for the same period in 1996. The increase in 1997 is due to the investment of the proceeds from the Company's initial public offering of Common Stock in May 1996 of approximately $54.5 million, net of issuance costs.

Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $2.3 million with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995. Deferred compensation expense is being amortized over the vesting period of the options, which is generally four years. The Company recognized compensation expense of $137,000 and $396,000 for the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as from its initial public offering in May 1996. Through March 31, 1997, the Company had raised approximately $77.2 million from the sale of stock, net of issuance costs.

Net cash used in the Company's operations was $3.0 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. The increases in net cash used in the Company's operations were primarily a result of increased levels of research and development, general and administrative, and sales and marketing activities. The Company's acquisition of property and equipment was $74,000 and $58,000 for the three months ended March 31, 1997 and 1996, respectively. *The Company expects similar levels of capital expenditures during the rest of 1997.

At March 31, 1997, the Company had cash, cash equivalents, and available-for-sale securities, of $55.2 million. *The Company plans to finance its operations and capital needs principally from the cash, cash equivalents, and available-for-sale securities, and, to the extent available, from bank and lease financing and believes these sources of cash will be sufficient to fund its operations at least through 1998. *However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes the current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through at least 1998, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

   Number      Description
   ------      -----------

   11.01       Statement Regarding Computation of Net Loss Per Share

   27.01       Financial Data Schedule


         (b)   Reports on Form 8-K

                  none

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CARDIOGENESIS CORPORATION
                              (Registrant)




Date: May 14, 1997            By:  /s/ Richard P. Powers
                                  ---------------------------------------------
                                  Richard P. Powers
                                  Chief Financial Officer, Vice President of
                                  Finance and Administration, and Secretary
                                  (Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

                                INDEX TO EXHIBITS


   EXHIBIT
   -------

    11.01      Statement Regarding Computation of Net Loss Per Share

    27.01      Financial Data Schedules