Form 10-Q
period 1997-06-30
CARDIOGENESIS CORP
filed 1997-08-14
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to _______

                         Commission File Number: 0-28424

                            CARDIOGENESIS CORPORATION

             (Exact name of registrant as specified in its charter)


             Delaware                                       77-0352469
  -------------------------------                        ------------------
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

                                Yes [ X ] No [ ]

The number of shares of Common Stock outstanding as of July 31, 1997 was 12,034,181.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of June 30, 1997                3
            and December 31, 1996

           Condensed Consolidated Statements of Operations for the three months     4
            and six months ended June 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows for the six months       5
            ended June 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements                     6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION              7
            AND RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               11

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                    12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                         12


SIGNATURE                                                                           13

INDEX TO EXHIBITS                                                                   14

                            CARDIOGENESIS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (unaudited)

                                                  June 30    December 31
                                                    1997        1996
                                                  -------      -------
ASSETS
Current assets:
 Cash and cash equivalents                        $ 6,917      $ 2,080
 Available for sale securities                     35,462       53,626
 Accounts receivable, net                           5,120        2,024
 Inventories                                          680        1,108
 Other current assets                               1,437        1,388
                                                  -------      -------
  Total current assets                             49,616       60,226

Property and equipment, net                         1,592        1,546
Available for sale securities, non-current          6,095        2,502
Other assets                                           24           23
                                                  -------      -------
  Total assets                                    $57,327      $64,297
                                                  =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses            $ 2,923      $ 2,532
 Deferred revenue                                     -            370
                                                  -------      -------
  Total liabilities                                 2,923        2,902

Stockholders' equity                               54,404       61,395
                                                  -------      -------

  Total liabilities and stockholders' equity      $57,327      $64,297
                                                  =======      =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED June 30
                                --------------------------    ------------------------
                                   1997            1996           1997          1996
                                ----------        -------        -------        ------
Sales                             $  2,701       $  1,218       $  4,284       $  1,849
Cost of sales                        1,459            888          2,590          1,206
                                   -------        -------        -------        -------
  Gross profit                       1,242            330          1,694            643
                                   -------        -------        -------        -------

Operating expenses:
 Research and development            3,250          1,686          6,504          3,261
 General and administrative            921            499          1,692            992
 Sales and marketing                 1,496            417          2,297            720
                                   -------        -------        -------        -------
 Operating expenses                  5,667          2,602         10,493          4,973
                                   -------        -------        -------        -------
 Operating loss                     (4,425)        (2,272)        (8,799)        (4,330)
Interest income, net                   713            389          1,492            569
                                   -------        -------        -------        -------
 Net loss                          $(3,712)       $(1,883)       $(7,307)       $(3,761)
                                   =======        =======        =======        =======


Net loss per share                  $(0.31)        $(0.24)        $(0.61)        $(0.62)
                                    ======         ======         ======         ======

Shares used in computing net
  loss per share                    12,003          7,827         11,992          6,102
                                   =======        =======        =======        =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                         SIX MONTHS ENDED JUNE 30
                                                         -------------------------
                                                            1997         1996
                                                         --------      --------
Cash from operating activities:
   Net loss                                               $(7,307)      $(3,761)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                          220            78
       Amortization of deferred compensation                  251           550
       Disposal of property and equipment                     -               7
     Changes in assets and liabilities:
       Accounts receivable                                 (3,096)         (224)
       Inventories                                            428          (599)
       Prepaids and other                                     (49)         (263)
       Accounts payable and other                             469            58
       Accrued expenses                                      (170)          790
       Accrued compensation                                    92           131
       Deferred revenue                                      (370)         (605)
                                                         --------      --------
         Net cash used in operating activities             (9,532)       (3,838)
                                                         --------      --------

Cash flows from investing activities:
  Purchase of available-for-sale securities               (29,501)      (77,990)
  Maturities of available-for-sale securities              44,070        60,249
  Acquisition of property and equipment                      (266)         (965)
  Other assets                                                -              16
                                                         --------      --------
      Net cash provided by (used in)
        investing activities                              (14,303)      (18,690)
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                  93        54,946
                                                         --------      --------
        Net cash provided by financing activities              93        54,946
                                                         --------      --------

Effect of foreign currency translation adjustment             (27)            0

                                                         --------      --------
Net increase in cash and cash equivalents                   4,837        32,418
Cash and cash equivalents, beginning of period              2,080         4,150
                                                         --------      --------
Cash and cash equivalents, end of period                 $  6,917      $ 36,568
                                                         ========      ========



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

NOTE 2 - INVENTORIES

         Inventories (in thousands) consisted of the following:

                                               JUNE 30     DECEMBER 31
                                                 1997          1996
                                               ------------------------
                                                    (unaudited)
            Raw materials                       $  640        $   20
            Finished goods                          40         1,088
                                                ------        ------
                                                $  680        $1,108
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


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 is effective for the Company's fiscal year 1998. SFAS 128 requires presentation and calculation of Earnings per Share and that prior periods be restated to conform to that revised presentation and calculation. Early adoption of SFAS 128 is not permitted.

         In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements effective for the Company's fiscal year 1998.

         In June 1997, the Financial Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1998.

         The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

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

OVERVIEW

Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization (TMR) systems. The Company has a limited operating history and has experienced significant operating losses since its inception. The Company incurred a net loss of $3.7 million in the three months ended June 30, 1997. The development and potential commercialization of the Company's products will require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through 1998 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting Boston Scientific Corporation (BSC). *There can be no assurance the Company's TMR systems will ever generate significant revenues or the Company will achieve or sustain profitability.

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

The Company commenced clinical trials of its intraoperative TMR (ITMR(TM)) System in October 1995. Clinical trials of the Company's thoracoscopic TMR (TTMR(TM)) System have not commenced. In July 1996, the Company began a Phase II clinical trial under an investigational device exemption (IDE) that allowed a prospective, randomized, multi-center clinical trial of its ITMR System in "no-option" patients with severe coronary artery disease (CAD). As of March 31, 1997, over 200 patients had been enrolled in this study. In August 1996, the Company received an IDE from the FDA and has begun a clinical study of its ITMR System used as an adjunctive therapy to coronary artery bypass graft (CABG) surgery in patients with severe angina who are only partially treatable by CABG. *Substantial additional clinical testing of the Company's TMR systems is required. *The Company originally expected to file a PMA application for the ITMR System by the end of 1997. *Currently, the Company expects to submit PMA data in early 1998 from the randomized trial in no-option patients seeking FDA approval of its ITMR System.

Clinical trials for the Company's percutaneous myocardial revascularization (PMR(TM)) System commenced in Europe in November 1996. In July 1997, the Company received an IDE from the FDA which allows a multi-center clinical trial of the PMR system to treat angina in no-option patients at up to ten clinical sites. The U.S. clinical trial sites for PMR have already been selected and training has begun. On July 31, 1997, the first patient in the U.S. was treated with the Company's PMR system.

The Company recorded sales of $4.3 million for the first six months of 1997 from sales of ITMR Systems and disposable ITMR probes to its international distributor, BSC, in Europe and to clinical trial sites in the U.S. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates its revenues from product sales over the next several years will be primarily derived from international sales by BSC. *As a result, the revenue levels of the Company are and will be dependent on the efforts of BSC, our exclusive distributor in international markets. *Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's revenues.

*Results of the Company's operations have varied and are expected to fluctuate significantly from quarter to quarter depending on numerous factors, including:
(i) reliance on Boston Scientific Corporation; (ii) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (iii) the timing of orders and shipments; (iv) the degree of acceptance of TMR therapy by the medical community and regulators; (v) competition, including pricing pressures; (vi) potential third-party patent infringement claims; (vii) the timing of regulatory and third-party reimbursement approvals; (viii) expansion of the Company's manufacturing capacity and the Company's ability to manufacture its products efficiently; (ix) the timing of research and development expenses, including clinical trial-related expenditures; and (x) seasonal factors affecting the number of procedures performed. *Due to such fluctuations in operating results, period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance.

RESULTS OF OPERATIONS

Sales. Sales of the Company's ITMR System and disposable ITMR probes for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe increased approximately $1.5 million to $2.7 million for the three months ended June 30, 1997 from $1.2 million for the three months ended June 30, 1996. Sales for the six months ended June 30, 1997 increased approximately $2.4 million to $4.3 million for the six months ended June 30, 1997 from $1.8 million for the six months ended June 30, 1996.

Cost of Sales. Cost of sales was approximately $1.4 million, or 54% of sales, for the three months ended June 30, 1997 and $888,000, or 73% of sales, for the same period in 1996. Cost of sales was approximately $2.6 million, or 60% of sales, for the six months ended June 30, 1997 and $1.2 million or 65% of sales, for the same period in 1996. The decrease in cost of sales as a percent of sales from 1996 to 1997 was primarily due to the allocation of overhead costs over more units.

Research and Development Expenses. Research and development expenses increased $1.6 million to $3.3 million for the three months ended June 30, 1997 from $1.7 million for the same period in 1996. Research and development expenses increased $3.2 million to $6.5 million for the six months ended June 30, 1997 from $3.3 million for the same period in 1996. The increase in 1997 was primarily due to the initiation of three additional clinical trials, two with the Company's ITMR System and one with the PMR System. Also, the Company continued to invest in mechanism research in the field of TMR. *The Company expects research and development expenses to continue to increase throughout 1997 and into 1998 as the Company continues to enroll patients in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

General and Administrative Expenses. General and administrative expenses increased approximately $422,000 to $921,000 for the three months ended June 30, 1997 from $499,000 for the same period in 1996. General and administrative expenses increased approximately $700,000 to $1.7 million for the six months ended June 30, 1997 from $992,000 for the same period in 1996. The increase in 1997 was primarily due to the following : 1) increased finance and administration personnel costs to support the Company's growth and comply with additional infrastructure requirements associated with being a public company,
2) increased legal fees associated with research and development agreements and the exclusive international distribution agreement with BSC, and 3) legal fees related to the suit by the Company against PLC Medical Systems, Inc. (PLC) seeking a judgment that a PLC patent is invalid and unenforceable. *General and administrative expenses should continue to increase in 1997.

Sales and Marketing Expenses. Sales and marketing expenses increased approximately $1.1 million to $1.5 million for the three months ended June 30, 1997 from $417,000 for the same period in 1996. Sales and marketing expenses increased approximately $1.6 million to $2.3 million for the six months ended June 30, 1997 from $720,000 for the same period in 1996. The increase in 1997 was due primarily to the following : 1) the addition of sales and marketing personnel and the implementation of marketing and training programs, 2) transition costs related to the BSC international sales agreement, and 3) costs associated with the launch of the TMR product in Europe. *Sales and marketing expenses should continue to increase in 1997, but at a reduced rate of growth, as the Company expands clinical studies, conducts physician training, and supports the sales and marketing activities of BSC.

Interest Income. Interest income increased $324,000 to $713,000 for the three months ended June 30, 1997 from $389,000 for the same period in 1996. Interest income increased $923,000 to $1.5 million for the six months ended June 30, 1997 from $569,000 for the same period in 1996. The increase in 1997 is due to the investment of the proceeds from the Company's initial public offering of Common Stock in May 1996 of approximately $54.5 million, net of issuance costs.

Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $2.3 million with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995. Deferred compensation expense is being amortized over the vesting period of the options, which is generally four years. The Company recognized compensation expense of $114,000 and $154,000 for the three months ended June 30, 1997 and 1996, respectively. Compensation expense of $251,000 and $550,000 was recognized for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as from its initial public offering in May 1996. Through June 30, 1997, the Company had raised approximately $77.2 million from the sale of stock, net of issuance costs.

Net cash used in the Company's operations was $9.5 million and $3.8 million for the six months ended June 30, 1997 and 1996, respectively. The increases in net cash used in the Company's operations were primarily a result of increased levels of research and development activities and an increase in accounts receivable resulting from both sales in the six month period ended June 30, 1997 and transition activities related to the BSC agreement. The Company's acquisition of property and equipment was $266,000 and $965,000 for the six months ended June 30, 1997 and 1996, respectively. The 1996 capital expenditures were primarily related to improvements to a new facility first occupied in May 1996. *The Company expects similar levels of capital expenditures during the rest of 1997.

At June 30, 1997, the Company had cash, cash equivalents, and available-for-sale securities, of $48.5 million. *The Company plans to finance its operations and capital needs principally from the cash, cash equivalents, and available-for-sale securities, and, to the extent available, from bank and lease financing and believes these sources of cash will be sufficient to fund its operations at least through 1998. *However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes the current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through at least 1998, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 is effective for the Company's fiscal year 1998. SFAS 128 requires presentation and calculation of Earnings per Share and that prior periods be restated to conform to that revised presentation and calculation. Early adoption of SFAS 128 is not permitted.

In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements effective for the Company's fiscal year 1998.

In June 1997, the Financial Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1998.

The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           On May 28, 1997, the Company held its annual meeting of shareholders. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of shareholders or until their earliest resignation or removal:

                                                                                        Broker
Matter                         For             Against      Withheld   Abstentions     Non-Votes
------                         ---             -------      --------   -----------     ---------

Allen W. Hill               9,611,584           11,913             0             0             0
Jack M. Gill                9,620,252            3,245             0             0             0
David B. Apfelberg          9,620,252            3,245             0             0             0
David C. Hull, Jr.          9,620,452            3,045             0             0             0
Thomas D. Kiley             9,585,852           37,645             0             0             0
F. Thomas Watkins           9,620,452            3,045             0             0             0

Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

                                                                                            Broker
Matter                                       For       Against    Withheld   Abstentions   Non-Votes
------                                       ---       -------    --------   -----------   ---------

(1) Increase the number of shares
    reserved for issuance under the
    Company's 1996 Equity Incentive
    Plan by 300,000 shares.               9,048,349    540,254           0        13,753      21,141

(2) Ratify the selection of Coopers
    & Lybrand L.L.P. as independent
    auditors for the Company for 1997.    9,618,808      3,254           0          1,435          0


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Number          Description

10.19 International Distribution Agreement, dated January 22, 1997, by and between Registrant and Boston Scientific Corporation. *

11.01   Statement Regarding Computation of Net Loss Per Share

27.01   Financial Data Schedule


         (b)   Reports on Form 8-K

                  none

--------------------

* Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARDIOGENESIS CORPORATION
                                       (Registrant)




Date : August 14, 1997                 By: /s/ Richard P. Powers
                                           ----------------------------------
                                           Richard P. Powers
                                           Chief Financial Officer, Vice
                                           President of Finance and
                                           Administration, and Secretary
                                           (Duly Authorized Officer, Principal
                                           Financial Officer, and Principal
                                           Accounting Officer)

                                INDEX TO EXHIBITS


   EXHIBIT

    10.19 International Distribution Agreement, dated January 22, 1997, by and between Registrant and Boston Scientific Corporation.*

    11.01      Statement Regarding Computation of Net Loss Per Share

    27.01      Financial Data Schedules


------
* Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.