Form 10-Q
period 1997-09-30
CARDIOGENESIS CORP
filed 1997-11-10
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997.

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from ________ to _______

                         Commission File Number: 0-28424

                            CARDIOGENESIS CORPORATION

             (Exact name of registrant as specified in its charter)


          Delaware                                    77-0352469
-----------------------------              ---------------------------------
      (State or other                              (I.R.S. employer
      jurisdiction of                            identification No.)
      incorporation or
       organization)

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

                                 Yes [X] No [ ]

The number of shares of Common Stock outstanding as of October 31, 1997 was 12,065,592.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of September 30, 1997            3
                and December 31, 1996

                Condensed Consolidated Statements of Operations for the three             4
                months and nine months ended September 30, 1997 and 1996

                Condensed Consolidated Statements of Cash Flows for the nine              5
                months ended September 30, 1997 and 1996

                Notes to Condensed Consolidated Financial Statements                      6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION               8
                 AND RESULTS OF OPERATIONS

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               12

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                13

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                         13


SIGNATURE                                                                                14

INDEX TO EXHIBITS                                                                        15

                            CARDIOGENESIS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                               SEPTEMBER 30  DECEMBER 31
                                                   1997         1996
                                                  =======      =======
                                     ASSETS
Current assets:
  Cash and cash equivalents                       $ 4,702      $ 2,080
  Available for sale securities                    27,899       53,626
  Accounts receivable, net                          1,644        2,024
  Inventories                                       1,140        1,108
  Other current assets                              2,026        1,388
                                                  -------      -------
    Total current assets                           37,411       60,226
Property and equipment, net                         1,571        1,546
Available for sale securities, non-current         13,657        2,502
Other assets                                           24           23
                                                  -------      -------
    Total assets                                  $52,663      $64,297
                                                  =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses           $ 3,112      $ 2,532
  Deferred revenue                                     --          370
                                                  -------      -------
    Total liabilities                               3,112        2,902

Stockholders' equity                               49,551       61,395
                                                  -------      -------

  Total liabilities and stockholders' equity      $52,663      $64,297
                                                  =======      =======




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                            THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                 ----------------------                ----------------------
                                   1997          1996                    1997          1996
                                 --------      --------                --------      --------
Sales                            $  1,225      $  1,119                $  5,509      $  2,968
Cost of sales                         856           826                   3,448         2,032
                                 --------      --------                --------      --------
    Gross profit                      369           293                   2,061           936
                                 --------      --------                --------      --------

Operating expenses:
  Research and development          3,699         1,730                  10,203         4,991
  General and administrative        1,071           707                   2,762         1,699
  Sales and marketing               1,395           617                   3,693         1,337
                                 --------      --------                --------      --------
    Operating expenses              6,165         3,054                  16,658         8,027
                                 --------      --------                --------      --------
    Operating loss                 (5,796)       (2,761)                (14,597)       (7,091)
Interest income, net                  697           868                   2,188         1,437
                                 --------      --------                --------      --------
    Net loss                     $ (5,099)     $ (1,893)               $(12,409)     $ (5,654)
                                 ========      ========                ========      ========


Net loss per share               $  (0.42)     $  (0.16)               $  (1.03)     $  (0.70)
                                 ========      ========                ========      ========

Shares used in computing
  net loss per share               12,039        11,937                  12,008         8,082
                                 ========      ========                ========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CARDIOGENESIS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                         Nine Months Ended September 30
                                                           ------------------------
                                                              1997           1996
                                                           ---------      ---------
Cash from operating activities:
     Net loss                                              $ (12,409)     $  (5,654)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                           335            259
         Amortization of deferred compensation                   359            702
         Disposal of property and equipment                       --              7
     Changes in assets and liabilities:
         Accounts receivable                                     380           (878)
         Inventories                                             (32)          (499)
         Prepaids and other                                     (639)          (517)
         Accounts payable and other                              720             50
         Accrued expenses                                       (427)           972
         Accrued compensation                                    287            227
         Deferred revenue                                       (370)          (870)
                                                           ---------      ---------
             Net cash used in operating activities           (11,796)        (6,201)
                                                           ---------      ---------

Cash flows from investing activities:
     Purchase of available-for-sale securities               (29,268)      (109,928)
     Maturities of available-for-sale securities              43,840         64,225
     Acquisition of property and equipment                      (360)        (1,398)
     Other assets                                                 --              6
                                                           ---------      ---------
             Net cash provided by (used in)
             investing activities                             14,212        (47,095)
                                                           ---------      ---------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net                 237         54,784
                                                           ---------      ---------
             Net cash provided by financing activities           237         54,784
                                                           ---------      ---------

Effect of foreign currency translation adjustment                (31)            --

Net increase in cash and cash equivalents                      2,622          1,488
Cash and cash equivalents, beginning of period                 2,080          4,150
                                                           ---------      ---------
Cash and cash equivalents, end of period                   $   4,702      $   5,638
                                                           =========      =========



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

NOTE 2 - INVENTORIES

        Inventories (in thousands) consisted of the following:


               SEPTEMBER 30  DECEMBER 31
                    1997       1996
                   ------     ------
                       (unaudited)
Raw materials      $  796     $   20
Finished goods        344      1,088
                   ------     ------
                   $1,140     $1,108
                   ======     ======


NOTE 3 - LITIGATION

        On September 11, 1996, the Company filed an action for declaratory relief against PLC Systems, Inc. of Canada and its wholly-owned American subsidiary, PLC Medical Systems, Inc., (collectively, "PLC"), seeking a judgment that PLC's United States patent No. 5,125,926 to a certain heart-synchronized pulsed laser system (the "PLC Patent") is invalid and unenforceable. In the suit, filed in the United States District Court for the Northern District of California, the Company also requested the Court to enter judgment that the Company's Transmyocardial Revascularization (TMR) systems do not infringe the PLC Patent. In October 1996, PLC responded to the complaint. In its response, PLC took the position that its patent has been infringed by the Company, but made no further claims.

        On September 16, 1997, the Company filed an amended complaint asking the Federal District Court to consider evidence of inequitable conduct in the U.S. Patent Office while the PLC Patent was being obtained by PLC. The amended complaint asserts that the PLC Patent is invalid and unenforceable because material prior work of another party was withheld from the Patent Office.

        On September 12, 1997, the Company was served with a complaint filed by PLC in Munich, Germany alleging that CardioGenesis and its former German sales agent have infringed EP 0 553 576, a European counterpart of the PLC Patent. CardioGenesis has referred the complaint to patent counsel.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share." SFAS 128 is effective for the Company's fiscal year ending December 31, 1997. SFAS 128 requires presentation and calculation of Earnings per Share and that prior periods be restated to conform to that revised presentation and calculation. Early adoption of SFAS 128 is not permitted.

        In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure." SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. SFAS 129 is effective for the Company's fiscal year ending December 31, 1997.

        In June 1997, the Financial Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year ending December, 31 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year ending December 31, 1998.

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

OVERVIEW

Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization (TMR) systems. The Company has a limited operating history and has experienced significant operating losses since its inception. The Company incurred a net loss of $5.1 million in the three months ended September 30, 1997. The development and potential commercialization of the Company's products will require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through the middle of 1999 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting Boston Scientific Corporation (BSC), the exclusive distributor in international markets. *There can be no assurance that the Company's TMR systems will ever generate significant revenues or that the Company will achieve or sustain profitability.

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

The Company commenced clinical trials of its intraoperative TMR (ITMR(TM)) System in October 1995. Clinical trials of the Company's thoracoscopic TMR (TTMR(TM)) System have not commenced. In July 1996, the Company began a Phase II clinical trial under an investigational device exemption (IDE) that allowed a prospective, randomized, multi-center clinical trial of its ITMR System in "no-option" patients with severe coronary artery disease (CAD). In August 1996, the Company received an IDE from the FDA and has begun a clinical study of its ITMR System used as an adjunctive therapy to coronary artery bypass graft (CABG) surgery in patients with severe angina who are only partially treatable by CABG. The no-option and the adjunct to CABG clinical trials are on-going. * Substantial additional clinical testing of the Company's TMR systems is required. *The Company originally expected to file a Pre-Market Approval (PMA) application for the ITMR System by the end of 1997. *The Company continues to collect data, which it intends to submit to the FDA in early 1998, that will be used to support the submission of a PMA application for the ITMR System.

Clinical trials for the Company's percutaneous myocardial revascularization (PMR(TM)) System commenced in Europe in November 1996. In July 1997, the Company received an IDE from the FDA which allows a multi-center clinical trial of the PMR system to treat angina in no-option patients at up to ten clinical sites. The U.S. clinical trial sites for PMR have already been selected and training has begun. On July 31, 1997, the first patient in the U.S. was treated with the Company's PMR system. To date, the Company has trained over twenty physicians and conducted trials in seven clinical sites in the U.S. and Europe with the PMR System. In addition, fifty patients have been treated with the Company's PMR system.

The Company recorded sales of $5.5 million for the first nine months of 1997 from sales of ITMR Systems, PMR Systems and disposable probes and catheters to its international distributor, BSC and to clinical trial sites in the U.S. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates its revenues from product sales over the next several years will be primarily derived from international sales by BSC. *As a result, the revenue levels of the Company are and will be dependent on the efforts of BSC, the exclusive distributor in international markets. *Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's revenues.

*Results of the Company's operations have varied and are expected to fluctuate significantly from quarter to quarter depending on numerous factors, including:
(i) reliance on Boston Scientific Corporation; (ii) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (iii) the timing of orders and shipments; (iv) the degree of acceptance of TMR therapy by the medical community; (v) competition, including pricing pressures; (vi) potential third-party patent infringement claims; (vii) the timing of regulatory and third-party reimbursement approvals;
(viii) expansion of the Company's manufacturing capacity and the Company's ability to manufacture its products efficiently; (ix) the timing of research and development expenses, including clinical trial-related expenditures; and (x) seasonal factors affecting the number of procedures performed. *Due to such fluctuations in operating results, period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance.

RESULTS OF OPERATIONS

Sales. Sales of the Company's ITMR System, PMR System, and disposable products for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe increased approximately $106,000 to $1.2 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996. Sales for the nine months ended September 30, 1997 increased approximately $2.5 million to $5.5 million for the nine months ended September 30, 1997 from $3.0 million for the nine months ended September 30, 1996.

Cost of Sales. Cost of sales was approximately $856,000, or 70% of sales, for the three months ended September 30, 1997 and $826,000, or 74% of sales, for the same period in 1996. Cost of sales was approximately $3.4 million, or 63% of sales, for the nine months ended September 30, 1997 and $2 million or 68% of sales, for the same period in 1996. The decrease in cost of sales as a percent of sales from 1996 to 1997 was primarily due to the allocation of overhead costs over more units.

Research and Development Expenses. Research and development expenses increased $2 million to $3.7 million for the three months ended September 30, 1997 from $1.7 million for the same period in 1996. Research and development expenses increased $5.2 million to $10.2 million for the nine months ended September 30, 1997 from $5.0 million for the same period in 1996. The increase in 1997 was primarily due to expenses related to the initiation of three additional clinical trials, two with the Company's ITMR System and one with the PMR System.

Also, the Company increased its investment in mechanism research in the field of TMR. *The Company expects research and development expenses to continue to increase throughout the remainder of 1997 and into 1998 as the Company continues to enroll patients in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

General and Administrative Expenses. General and administrative expenses increased approximately $364,000 to $1.1 million for the three months ended September 30, 1997 from $707,000 for the same period in 1996. General and administrative expenses increased approximately $1.1 million to $2.8 million for the nine months ended September 30, 1997 from $1.7 million for the same period in 1996. The increase in 1997 was primarily due to the following : 1) increased finance and administration personnel costs to support the Company's growth and comply with additional infrastructure requirements associated with being a public company, 2) increased legal fees associated with research and development agreements and the exclusive international distribution agreement with BSC, and
3) legal fees related to the lawsuit by the Company against PLC Medical Systems, Inc. (PLC) seeking a judgment that a PLC patent is invalid and unenforceable. *The Company expects that general and administrative expenses will continue to increase for the remainder of 1997 and into 1998.

Sales and Marketing Expenses. Sales and marketing expenses increased approximately $778,000 to $1.4 million for the three months ended September 30, 1997 from $617,000 for the same period in 1996. Sales and marketing expenses increased approximately $2.4 million to $3.7 million for the nine months ended September 30, 1997 from $1.3 million for the same period in 1996. The increase in 1997 was primarily due to the following : 1) the addition of sales and marketing personnel and the implementation of marketing and training programs,
2) transition costs related to the BSC international sales agreement, and 3) costs associated with the launch of the TMR product in Europe. *The Company expects that sales and marketing expenses will continue to increase for the remainder of 1997 and into 1998 as the Company expands clinical studies, conducts physician training, and supports the sales and marketing activities of BSC.

Interest Income. Interest income decreased $171,000 to $697,000 for the three months ended September 30, 1997 from $868,000 for the same period in 1996. Interest income increased $751,000 to $2.2 million for the nine months ended September 30, 1997 from $1.4 million for the same period in 1996. The increase in interest income for the nine month period in 1997 is due to the investment of the proceeds from the Company's initial public offering of Common Stock in May 1996 of approximately $54.5 million, net of issuance costs.

Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $2.3 million with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995. Deferred compensation expense is being amortized over the vesting period of the options, which is generally four years. Compensation expense of $359,000 and $702,000 was recognized for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as from its initial public offering in May 1996. Through September 30, 1997, the Company had raised approximately $77.2 million from the sale of stock, net of issuance costs.

Net cash used in the Company's operations was $11.8 million and $6.2 million for the nine months ended September 30, 1997 and 1996, respectively. The increases in net cash used in the Company's operations were primarily a result of increased levels of research and development activities and transition activities related to the BSC agreement. The Company's acquisition of property and equipment was $360,000 and $1.4 million for the nine months ended September 30, 1997 and 1996, respectively. The 1996 capital expenditures were primarily related to improvements to a new facility first occupied in May 1996.

At September 30, 1997, the Company had cash, cash equivalents, and available-for-sale securities, of $46.3 million. *The Company plans to finance its operations and capital needs principally from the cash, cash equivalents, and available-for-sale securities, and, to the extent available, from bank and lease financing and believes these sources of cash will be sufficient to fund its operations at least through 1998. *However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes the current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through at least 1998, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share." SFAS 128 is effective for the Company's fiscal year ending December 31, 1997. SFAS 128 requires presentation and calculation of Earnings per Share and that prior periods be restated to conform to that revised presentation and calculation. Early adoption of SFAS 128 is not permitted.

        In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure." SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements effective for the Company's fiscal year ending December 31, 1997.

        In June 1997, the Financial Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year ending December 31, 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year ending December 31, 1998.

        The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 21, 1996, the Company commenced an offering of Common Stock and issued
3.0 million shares. The aggregate offering price of the shares sold was $60.0 million. Expenses incurred in connection with the issuance totalled $5,533,000. Net offering proceeds were $54,467,000. The table below shows all amounts from the effective date of the registration statement to September 30, 1997. All amounts are rounded to the nearest $1,000.


                                 Direct or indirect             Direct or indirect
                                 payments to directors,         payments to others
                                 officers, general partners
                                 of the issuer or their
                                 associates; to persons
                                 owning ten percent or more
                                 of any class of equity
                                 securities of the issuer;
                                 and to affiliates of the
                                 issuer
                                 ----------------------------   ----------------------------
                                             (A)                            (B)
                                 ----------------------------   ----------------------------
Construction of plant,                        -                              -
building and facilities
Purchase and installation of                  -                              -
machinery and equipment
Purchase of real estate                       -                              -
Acquisition of other                          -                              -
    business(es)
Repayment of indebtedness                     -                              -
Working capital                               -                          8,208,000
Temporary investment                          -                         46,259,000

                                 ----------------------------   ----------------------------
Net offering proceeds                        $0                        $54,467,000
                                 ============================   ============================


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

 Number      Description
 ------      -----------
   10.20     1996 Equity Incentive Plan as ammended on April 15, 1997

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


                                 CARDIOGENESIS CORPORATION
                                 (Registrant)




Date: November 7, 1997           By: /s/ Richard P. Powers
                                    -------------------------------
                                    Richard P. Powers
                                    Chief Financial Officer, Vice
                                    President of Finance and
                                    Administration, and Secretary
                                    (Duly Authorized Officer, Principal
                                    Financial Officer, and Principal
                                    Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
-------
   10.20    1996 Equity Incentive Plan as ammended April 15, 1997

   11.01    Statement Regarding Computation of Net Loss Per Share

   27.01    Financial Data Schedules