Form 10-K405
period 1997-12-31
CARDIOGENESIS CORP
filed 1998-03-31
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

       For the fiscal year ended DECEMBER 31, 1997

       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

       For the Transition period from ____________ to ___________

                         Commission File Number: 0-28424

                            CARDIOGENESIS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 77-0352469
    ---------------------------------               ---------------------
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

       The number of outstanding shares of Registrant's Common Stock on March 27, 1998 was 12,186,751 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such voting stock on March 27, 1998, as reported by the Nasdaq national market, was approximately $31,067,000. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Stockholders Meeting to be held on June 2, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                    FORM 10-K



                                TABLE OF CONTENTS


PART I
ITEM 1.     Business.......................................................   2
ITEM 2.     Properties.....................................................  14
ITEM 3.     Legal Proceedings..............................................  14
ITEM 4.     Submission of Matters to a Vote of Security Holders............  15

PART II
ITEM 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................  15
ITEM 6.     Selected Financial Data........................................  16
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  16
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.....  26
ITEM 8.     Financial Statements and Supplementary Data....................  27
ITEM 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.....................................  46

PART III
ITEM 10.    Directors and Executives Officers of the Registrant............  46
ITEM 11.    Executive Compensation.........................................  46
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management...................................................  46
ITEM 13.    Certain Relationships and Related Transactions.................  46

PART IV
ITEM 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................... 46
SIGNATURES.................................................................. 50



                                     PART I

ITEM 1.  BUSINESS

        This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including the factors described throughout this Report, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." The actual results the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by an asterisk (*) various sentences within this Report which contain such forward-looking statements, and words such as "believes,""anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

        CardioGenesis is developing proprietary probe and catheter systems to perform both surgical and catheter-based percutaneous transmyocardial revascularization ("TMR"). TMR is used to treat patients with severe coronary artery disease ("CAD") who suffer from recurrent debilitating chest pain. Unlike coronary artery bypass graft ("CABG") surgery and percutaneous transluminal coronary angioplasty ("PTCA"), which are used to bypass, reopen or widen blocked or narrowed arteries, TMR involves the use of laser energy, delivered through probes and catheters, to create typically between 15 and 30 channels in the ischemic oxygen-starved regions of the heart muscle. Clinical studies of TMR to treat severe angina at some of the world's leading medical centers have demonstrated improvements in clinical conditions and have reported reductions in the frequency of repeated diagnostic procedures and hospitalizations. While the mechanism of the potential clinical benefit of TMR is currently unproven, and additional clinical and mechanism investigations are ongoing, the Company believes the reported benefits of TMR are associated with angiogenesis, the formation of new blood vessels.

        The Company is currently developing three types of TMR systems, based upon its patented technology, for use by cardiothoracic surgeons and interventional cardiologists to treat patients with severe CAD. The Company's intraoperative TMR ("ITMR(TM)") System and thoracoscopic TMR ("TTMR(TM)") System use an epicardial approach (i.e., creating channels from outside the heart into the left ventricle) and its percutaneous myocardial revascularization system ("PMR(TM)") uses an endocardial approach (i.e., creating channels from inside the left ventricle partially through the myocardium).

        The Company's objective is to establish TMR as a conventional therapy to treat CAD and to become the worldwide market leader of TMR systems. *To establish CardioGenesis as the leading provider of TMR systems, the Company intends to continue to conduct clinical trials at, and focus its marketing efforts on, high volume, prestigious cardiovascular centers. The Company's clinical efforts have been focused on patients with severe angina for whom existing therapies cannot be used (so-called "no-option" patients). *The Company plans to conduct clinical trials to broaden the applications for its TMR systems to cover multiple indications, including use as an adjunct to other interventional therapies, such as CABG and PTCA. *The Company intends to build upon its domestic and international intellectual property position, particularly its issued percutaneous and intraoperative TMR method patents. *The Company seeks to rapidly establish a large installed base of its TMR systems in key international markets, emerging secondary markets, and, following U.S. Food and Drug Administration ("FDA") approval, in the United States, thereby creating an opportunity for a recurring revenue stream from the sale of its disposable probes and catheters. To help achieve this goal, the Company has entered into an exclusive international distribution agreement with Boston Scientific Corporation ("BSC"), a worldwide leader in medical devices. *The Company believes this agreement, which grants BSC exclusive rights and responsibilities for sales and distribution of the full range of the Company's TMR products in all international markets, is the approach needed to capitalize on the market potential of TMR therapy and the Company's TMR probes and catheters. *Additionally, the Company intends to invest significant resources to enhance its understanding of the TMR mechanism to enable it to further develop its products and to promote widespread adoption of TMR in the medical community.

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

        ITMR. In an intraoperative TMR procedure, the heart is exposed by a cardiothoracic surgeon through either a thoracotomy (an incision through the chest wall) or a sternotomy (an incision through the sternum). The Company's ITMR probe is then applied directly onto the myocardium delivering laser energy to create channels into the left ventricle. The Company initiated Phase I feasibility clinical trials with the ITMR System in "no-option" patients in November 1995. In June 1996, the Company received approval from the FDA to expand its multi-center ITMR clinical trial to a Phase II, prospective, randomized clinical trial in "no-option" patients.

        Enrollment in the Phase II, randomized, no-option trial is now complete. The Company has commenced submission of data and information to the FDA on the ITMR System. The Company plans to continue submitting information and updates to the FDA throughout the next six to nine months and to respond to periodic inquiries from the FDA with respect to review of such data and information. This proactive and collaborative approach to submissions provides the Company with a means for frequent reviews by the FDA of information required for Pre-Market Release Approval ("PMA") as well as discussions regarding the ITMR System. See "--Clinical Trials."

        In August 1996, the Company received an Investigational Device Exemption ("IDE") from the FDA and has begun a clinical study of its ITMR system used as an adjunctive therapy to CABG in patients with severe angina who are only partially treatable by CABG. The adjunct to CABG clinical trial is on-going. See "-- Clinical Trials."

        PMR. The Company's percutaneous PMR System is designed to be used by an interventional cardiologist in a cardiac catheterization laboratory. In this procedure, the cardiologist accesses the heart by inserting a fiber optic equipped catheter system into the femoral artery at the groin and then advancing it through the aorta into the left ventricle. Once in the ventricle, the fiber optic catheter is guided to the ischemic areas of the endocardial wall surface to create channels partially through the wall of the heart. *The Company believes that PMR, as a catheter-based procedure, is less invasive, less traumatic, and more cost-effective than other TMR approaches. In November 1996, the Company initiated clinical testing in Europe of its PMR System in "no-option" patients. In July 1997, the Company received an IDE from the FDA which allows a multi-center clinical trial of its PMR system to treat angina in no-option patients at up to twelve clinical sites. The PMR clinical trials are on-going. See "-- Clinical Trials."

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

POTENTIAL INDICATIONS

        *The Company believes the three approaches it is developing could be used to address a range of indications for TMR and estimates each year there are more than 500,000 patients in the United States and other key markets who could potentially benefit from TMR therapy.

        "No-option." TMR is currently being studied as a treatment for patients with severe CAD not treatable by PTCA, CABG or other interventional therapies. These patients have severe diffuse multivessel CAD and may have undergone multiple prior cardiac procedures. *The Company believes all of its TMR systems could be used in the treatment of "no-option" patients.

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

        No Company has yet received approval from the FDA to market TMR systems in the United States for any indication. None of the Company's TMR systems has been proven to be safe or efficacious nor has the Company received regulatory approval to market any of its TMR systems in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Early Stage of Clinical Trials; No Assurance of Safety or Efficacy" and "-- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA."

PRODUCTS

        The Company's TMR systems include disposable fiber optic probes and catheters for transmitting laser energy to the myocardium, a Holmium YAG ("Ho:YAG") laser unit, and an electrocardiogram ("ECG") monitor, which are described below.

        Disposable Fiber Optic Probes and Catheters. The proprietary probes used in the Company's ITMR and TTMR Systems and the proprietary catheters used in the Company's PMR System are flexible, fiber-optic based devices for positioning and transmitting laser energy to create channels through the wall of the heart. The tip of the probe includes a proprietary lens apparatus that creates laser energy distribution to allow for progressive, controlled penetration of the myocardium. A highly flexible optical fiber, encased within a protective fiber jacket, transmits energy to the lens from the laser. The probes and catheters are designed as disposable single-use devices. The PMR aligning catheter, with its coaxial design, can be directed anywhere into the left ventricle. The catheter system permits steering within the ventricle to guide the optical system to the appropriate areas of the heart wall. Once the catheter system is oriented toward the target to be treated, the lens is independently advanced to the ventricular wall assuring perpendicular contact on the myocardial wall.

        Ho:YAG Laser. The Company's TMR systems incorporate a proprietary Ho:YAG laser specifically designed for TMR applications. The Company's current laser is a portable unit, weighing approximately 140 pounds, which delivers laser energy. *The Company believes the Ho:YAG laser is optimally suited for TMR procedures because of (i) its tissue ablation characteristics; (ii) its ability to deliver treatment energy through a fiber optic device, thereby allowing percutaneous applications; (iii) its reliability when compared with other types of lasers; and (iv) its ability to be manufactured cost-effectively.

        ECG Monitor. The Company's TMR systems include a commercially available, microprocessor-controlled ECG monitor and a Company proprietary software algorithm. This ECG monitor provides the means for timing the firing of the Company's laser to the patient's cardiac electrical activity. *Based on early research sponsored by the Company and conducted at a major academic institution, the Company believes timing the laser to the patient's cardiac electrical activity may be a significant factor in minimizing the occurrence of arrhythmias (irregular heartbeats).

        The Company's TMR systems are designed to offer the following advantages:

        Flexible System Design. The Company's TMR systems are designed to deliver laser energy in a progressive, controlled manner through a fiber optic probe or catheter, providing the Company with a technology adaptable for multiple approaches and indications.

        Price/Performance. The Company has designed its TMR systems to be cost-effective, enabling flexibility in the pricing of its laser systems and disposable probes and catheters. *The Company believes that this flexibility will enable it to offer superior price/performance to its customers.

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

        In July 1996, the Company received the Conformite Europeene (CE) Mark approval to market its ITMR System in the European Community. The CE Mark is granted to companies whose products meet the essential requirements of the European Medical Device Directive ("MDD") and provides the regulatory approval necessary for commercialization in the European Community. In October 1996, at the European Association of Cardio-Thoracic Surgery's annual meeting in Prague, Czech Republic, the Company commercially launched the ITMR System in Europe.

        In January 1998, the Company received the CE Mark approval for use of its PMR system in the European Community. The Company is working closely with BSC, as the Company's exclusive distributor in international markets to expand the base of PMR sites and in preparing for the market launch of the System in Europe and in other international markets.

        The Company is not currently developing any products outside the field of TMR. Consequently, the Company is dependent on the successful development and commercialization of the Company's TMR systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on TMR Product Line; Rapid Technological Change."

MARKETING, SALES AND DISTRIBUTION

        The Company's marketing strategy is designed to generate broad market acceptance of the TMR procedure based on demonstrated clinical efficacy and cost-effectiveness. The Company's strategy includes developing and maintaining close working relationships with key cardiothoracic surgeons and interventional cardiologists who practice at major cardiac care centers. *The Company seeks to rapidly establish a large installed base of its TMR systems in key international markets and emerging secondary markets thereby creating an opportunity for a recurring revenue stream from the sale of its disposable probes and catheters.

       *The Company expects that education and awareness of cardiothoracic surgeons, interventional cardiologists and patients as to the benefits of the Company's TMR systems will be a key component of its marketing and sales effort for its TMR probe and catheter systems. *The Company currently supports and intends to support rigorous clinical research designed to support the safety and efficacy of its

TMR systems. *In addition, to increase awareness of its TMR systems, the Company has encouraged and intends to encourage the appropriate presentation of the results of this research by the research investigators at major national and international medical symposia and by the publication of clinical and scientific reports of such results in major peer-reviewed publications.

        *In the United States, the Company intends to market its products, if approved by the FDA, with a direct sales organization. The Company has deployed a U.S. sales force. However, additional resources will be required to develop a sales force capable of effectively commercializing the Company's TMR systems in the United States. Failure to build an effective sales and marketing organization could have a material adverse effect on the Company's business, financial condition and results of operations.

        To effectively address the international markets, in 1996 the Company entered into an exclusive international distribution agreement with BSC, a worldwide leader in medical devices. *The Company believes this agreement, which grants BSC exclusive rights and responsibilities for sales and distribution of the full range of its TMR products in all international markets, is the approach needed to capitalize on the market potential of TMR therapy and the Company's TMR probes and catheters. *The Company believes this strategic relationship should favorably position the Company in the increasingly competitive TMR technology, sales and marketing environment and should help the Company to address new marketing challenges.

        Until such time, if ever, as the FDA approves the Company's TMR systems for marketing in the United States, the Company anticipates it will continue to derive its revenues primarily from BSC as the Company's exclusive international distributor. The agreement with BSC does not allow the Company to control international end-market prices and may not result in the same level of sales and marketing efforts as would be the case using a direct sales force. BSC has certain rights to terminate the agreement with the Company which, if exercised, would require the Company to make alternative arrangements for the sale of its products internationally, and which, if exercised, could have a material adverse effect on the Company's business, financial condition and results of operations for the foreseeable future. Even if FDA approval is obtained, the Company expects international sales will continue to account for a significant portion of the Company's total revenues. As a result, most of the Company's revenues until such approval is obtained, and a significant portion of the Company's revenues thereafter, will be subject to the risks associated with international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Reliance on a Third Party for All International Sales" and "-- Need to Comply with International Government Regulation."

CLINICAL TRIALS

        ITMR. Clinical data from the Company's prospective randomized ITMR trial presented at recent medical symposia indicate that patients who received treatment with the ITMR System achieved approximately a two class drop in angina class as measured on the Canadian Cardiovascular Society Angina Scale and a 45 percent improvement in exercise tolerance, as opposed to no improvement in angina class or exercise tolerance in study patients who did not receive the ITMR therapy. There are no reported operative deaths in the Company's randomized study and the mortality rate in the ITMR therapy group is less than six percent.

        Enrollment in the Phase II, randomized, no-option trial is now complete. The Company has commenced submission of data and information to the FDA on its ITMR System. The Company plans to continue submitting information and updates to the FDA throughout the next six to nine months and to respond to periodic inquiries from the FDA with respect to review of such data and information. This proactive and collaborative approach to submissions provides the Company with a means for frequent reviews by the FDA of information required for PMA as well as discussions regarding the Company's ITMR System.

        Adjunct to CABG. In August 1996, the Company launched an additional prospective, randomized, multi-center clinical study under an FDA authorized IDE to evaluate the ITMR therapy as an adjunct to CABG surgery in up to 500 patients at up to 25 clinical sites.

        PMR. Pilot clinical studies for the PMR System were first conducted in Europe in November 1996 and the Company treated the first U.S. human patient in July 1997. CardioGenesis was the first Company to initiate clinical studies of a minimally invasive percutaneous approach to transmyocardial revascularization. More than 100 patients have been treated with the PMR System at clinical investigation centers in the U.S. and Europe. Clinical data presented at recent medical symposia indicate patients treated with the PMR System are achieving angina class reductions and exercise tolerance improvements comparable to those achieved by patients treated with the ITMR System.

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

MANUFACTURING

        General

        The Company's manufacturing activities conducted at its facility in Sunnyvale, California consist of assembly and testing of the fiber optic probe and catheter systems used for the TMR procedures. The Company has developed various proprietary processes used to manufacture its probes and catheters. Recently, the Company's manufacturing activities have increased to support the demand from commercial sales in Europe and to continue to provide probes and catheters for use in the Company's clinical trials and laboratory testing. The Company uses third party suppliers to manufacture the Ho:YAG laser and ECG monitor included in its TMR systems and for other services and operations including sterilization of its products.

        The Company's facilities include a controlled environment room where most assembly operations are performed. The Company has complied with various international regulatory requirements including meeting ISO 9001/EN 46001 and MDD requirements and has obtained a CE Mark approval to market both the ITMR System and the PMR System in Europe. Before the FDA will approve a PMA application, it will inspect the Company's manufacturing facilities and processes for compliance with FDA regulations. The Company's manufacturing facilities have not yet been inspected by the FDA. In the event additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to regulatory inspection for compliance with United States and international regulations. See "-- Government Regulation."

        Suppliers

        A major component used in the Company's TMR systems, the ECG monitor, is currently available from a sole source. In addition, several other components used in the Company's TMR systems are purchased by the Company from a single supplier. The Company periodically conducts assessments of alternative vendors for various components used in its TMR systems. However, the qualification of additional or replacement vendors for certain components is a lengthy process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Sole Suppliers," and "-- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA."

        The Ho:YAG laser currently used in the Company's TMR systems is manufactured by New Star Lasers ("New Star") pursuant to an OEM Supply Agreement. Under the New Star OEM Agreement and related Research Development Agreement, the Company has exclusive rights to sell or otherwise distribute the laser on a worldwide basis either incorporated into the Company's products or on a stand-alone basis. The New Star OEM Agreement prohibits the laser vendors from selling or otherwise distributing the laser to any third party unless approved in advance in writing by the Company. During the term of the New Star OEM Agreement and for a period of one year thereafter, the laser vendors are prohibited from making a laser, or any major subassembly of a laser, that is the same as or functionally equivalent to the Company's laser for use competitive with that of the Company. New Star has the exclusive right under the OEM Agreement to manufacture and supply the laser to the Company, subject to the right of the Company to obtain lasers from a second source under certain circumstances.

        Commencing in the fourth quarter 1997, the Company began purchasing lasers from Carl Baasel Lasertechnik GmbH pursuant to an OEM Product Development and Supply Agreement (the "Baasel OEM Agreement"). Under the Baasel OEM Agreement, the Company has exclusive rights to sell or otherwise distribute the laser on a worldwide basis either incorporated into the Company's products or on a stand-alone basis. The Baasel OEM agreement prohibits Baasel from selling or otherwise distributing the laser in the configuration developed for and used by the Company's TMR systems to any third party unless approved in advance in writing by the Company's TMR systems to any third party unless approved in advance in writing by the Company. During the term of the Baasel OEM Agreement and for a period of one year thereafter, the laser vendors are prohibited from making a laser, or any major subassembly of a laser, that is the same or as functionally equivalent to the Company's laser for use competitive with that of the Company.

PATENTS AND PROPRIETARY RIGHTS

        The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its TMR systems.

        The Company holds six patents in the United States. One of the Company's United States patents is directed to methods of PMR, in which a catheter system is inserted through a patient's vascular system into the heart, and energy is applied to the inner wall of the heart creating revascularization in the myocardium. Two of the Company's United States patents are directed to methods of ITMR and TTMR, where a flexible probe is inserted into a patient's chest cavity and energy is applied to the outer wall of the heart creating revascularization through the heart muscle. These patents expire in the year 2012. The Company also has two patents, which expire in the year 2009, one directed to a specialized lens and means for securing the lens to an optical fiber to provide a desirable energy emission pattern and one of which is related to a system for detecting broken optical fibers. The Company also has a patent which expires in the year 2013 relating to a reinforced optical fiber system. The Company has twenty United States patent applications pending and intends to file additional patent applications on various features of its TMR systems in the future. The Company has sixteen international patent applications pending and intends to file additional international patent applications corresponding to most of the pending United States patent applications. Several of the pending patent applications have received Notices of Allowance, and the Company expects one or more U.S. patents to issue. However, there can be no assurance additional patents will issue with respect to any currently pending or future patent application.

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and some companies in the medical device industry have employed intellectual property litigation to attempt in whole or, in part, to gain a competitive advantage. Certain of the Company's competitors and potential competitors have obtained United States patents covering technology that could be used for certain TMR procedures, and there can be no assurance such competitors, potential competitors or others have not filed and do not hold international patents covering other TMR technology. In February 1995, the Company received a letter from PLC Medical Systems, Inc. ("PLC") advising the Company of the existence of certain of PLC's patents, including one entitled Heart-Synchronized Pulsed Laser System ("PLC Patent"). This letter requested an assessment by the Company of its activities in this area. *The Company believes, based on its review of the PLC Patent and opinions of counsel, that the Company's TMR systems do not infringe such PLC Patent. In 1996, the Company initiated a suit against PLC seeking a judgment that the PLC Patent is invalid and unenforceable. PLC has counterclaimed against the Company for patent infringement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Risk of Infringement; Patents and Proprietary Technology."

RESEARCH AND DEVELOPMENT

        The Company's research and development efforts to date have been focused on development of the Company's ITMR, PMR and TTMR Systems. The Company is committed to enhancing the medical community's knowledge and acceptance of TMR for the treatment of severe angina. *The Company intends to continue its basic research of the TMR mechanism and to focus on the expansion of the indications and approaches for using its TMR systems, in particular its PMR System. *In addition, the Company will continue to address improvements in the devices that are a part of the TMR systems, including improvements which may reduce the cost of its TMR systems. *Based on its research, the Company believes the reported reduction in chest pain, improvement in exercise tolerance, and perceived long-term increase in myocardial blood flow may be associated with the formation of new blood vessels (angiogenesis). Further product research and development by the Company will require substantial expenditures and has inherent risks, and there can be no assurance the Company will be successful in identifying products for which demand exists or in developing products that have the characteristics necessary to treat particular indications, or that any new products introduced by the Company will receive regulatory approval or be commercially successful. Total research and development expenses of the Company were approximately $14.2 million, $7.1 million, and $4.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

        Research and development work by the Company related to TMR is being carried out at Columbia University ("Columbia") pursuant to an agreement that has been extended into 1999. Under this agreement, the Company has a worldwide exclusive license to any patents that issue in connection with the research conducted. The license also includes a paid up, exclusive worldwide license to use and disclose (subject to certain nondisclosure requirements) information, data and know-how relating to the subject matter of the research and the Company's products resulting from the research. The license may become nonexclusive, at the election of Columbia, if the Company fails to use reasonable efforts to develop and market the products resulting from the research for commercial sale and distribution throughout the world. The license also contains certain most-favored licensing provisions in the event that the license becomes nonexclusive. The agreement provides for the payment of certain royalties by the Company to Columbia based on its net revenues from products to the extent such products include the patented technology developed by Columbia under the agreement, including any sales made under an IDE. These royalties are offset by funds advanced by the Company and prior sponsors to whom the Company is a successor under the Columbia agreement to fund such research of Columbia. The Company is not required to pay royalties to Columbia under the agreement until certain conditions are met, and such conditions have not been met.

COMPETITION

        Competition in the market for the treatment of CAD, in the medical device industry generally, and in the TMR market in particular, is intense and is expected to increase. The Company competes primarily with other developers and manufacturers of TMR systems, including

PLC, Eclipse Surgical Technologies, Inc. ("Eclipse"), and U.S. Surgical Corporation ("U.S. Surgical"). Some of the Company's competitors and many of its potential competitors have substantially greater name recognition and capital resources than does the Company and also may have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. The TMR market is characterized by rapid technical innovation. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. Certain companies, including PLC and Eclipse, have completed enrollment in randomized clinical trials of products and procedures involving TMR that compete with those offered by the Company, and have received regulatory approvals in Europe to begin commercially marketing their various TMR products. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants.

        *The Company believes the primary competitive factors in the market for TMR systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price of systems and disposable components, customer service, and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to obtain, use and successfully enforce and defend patents or other proprietary rights to prevent sales by competitors are also important competitive factors. *The Company believes it competes favorably with respect to these factors, although certain competitors are at a more advanced stage in the clinical trial and regulatory approval processes. There can be no assurance the Company will be able to continue to compete successfully in the future with respect to any or all of the factors that are or may be relevant to success in its markets.

        Many of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly. There is no assurance that procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed to treat CAD. These new procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

        United States

        The Company's TMR systems and accessories are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA and state and local authorities including the California Department of Health Services ("CDHS"). Pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act") and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant PMA approval under Section 515 of the FDC Act or premarket notification clearance under Section 510(k) of the FDC Act ("510(k)"), withdrawal of marketing clearances or approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. In certain circumstances, the FDA also has the authority to order recall, repair, replacement of or refund of the cost of, a device manufactured or distributed by the Company. To date, none of the Company's products has been approved for sale in the United States. FDA approval of a PMA for the relevant TMR system will be required before such TMR system can be marketed in the United States.

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

        Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance of a 510(k) or approval of a PMA under Section 515 of the FDC Act. A PMA application is required if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA must be supported by valid scientific evidence that typically includes extensive data, including biocompability data, preclinical study data (e.g., bench testing, laboratory and animal studies) and clinical study data, to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and the device presents, in the FDA's view, a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and by one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the sponsors and all reviewing IRBs conclude that the device presents a "nonsignificant risk" to the patient, a sponsor may begin clinical trials after obtaining approval for the study protocol by one or more of the appropriate IRBs, without the need for FDA approval of the study protocol. Sponsors of clinical trials are permitted under FDA regulations to sell devices distributed in the course of the clinical study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials.

        The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, promotional labeling and materials concerning training methods (if any). Upon submission of a PMA, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit filing for a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer if the FDA requests additional information and/or if any major amendments to the PMA are filed. The review time is often significantly extended by the FDA's requests asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened by the FDA to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements and may also conduct a bioresearch monitoring inspection to ensure the integrity and scientific validity of the clinical data.

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

        Any products manufactured or distributed by the Company pursuant to the IDE or subsequent FDA clearances or approvals are subject to pervasive and continuing regulatory oversight by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies and are subject to periodic inspections. The FDC Act requires medical devices be manufactured in accordance with the FDA's current GMP regulations. These regulations require, among other things, the manufacturing process be regulated and controlled by the use of written procedures and the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are subject to FDA and CDHS inspection on a periodic basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA and CDHS inspections of the Company's, or its subcontractors' manufacturing facilities, the FDA and CDHS can, among other things, prohibit further manufacturing, distribution and sale of the Company's devices until the violations are cured. *The FDA has proposed changes to the GMP regulations that will, among other things, require design controls and maintenance of service records, which will likely increase the cost of complying with GMP requirements. Other applicable requirements include the FDA's medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

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

        In addition to the requirements for medical devices in general, the FDA places additional regulations, in the form of performance standards, upon the manufacture of medical laser products. The laser used in the Company's TMR systems is self-certified by the manufacturer for conformity to these performance standards. The Company is required to file with the FDA initial and annual reports of production quantities with respect to its laser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States; Significant Time Before Submission of Any PMA" and "-- Need to Comply with United States Manufacturing Standards; Limited Manufacturing Experience."

        International

        For the Company to market its TMR systems in European and certain other foreign countries, the Company must obtain certain regulatory approvals and clearances and otherwise comply with extensive regulations regarding product safety, manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. In July 1996, the Company received CE Mark approval to market its ITMR System in the European Community. The CE Mark is granted to companies whose products meet the essential requirements of the European MDD and provides the regulatory approval necessary for commercialization in Europe. In January 1998, the Company received the CE Mark approval to market its PMR system in the European Community. *The Company may rely in some circumstances on its exclusive international distributor, BSC, for the receipt of premarket approvals and compliance with clinical trial requirements in certain countries where the Company intends to market its TMR products. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

        The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval for U.S. sales, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval. The FDA must approve exports of devices that require a PMA but are not yet approved domestically, unless they are approved for sale by any member country of the European Union and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries. To obtain FDA export approval when required, the Company must provide the FDA with data and information to demonstrate that the device: (1) is not contrary to public health and safety; and (2) has the approval of the country to which it is intended for export. To allow the FDA to determine that export of a device is not contrary to public health and safety, the

Company is required to submit basic data regarding the safety of the device unless the device is the subject of an FDA-approved IDE and it will be marketed or used for clinical trials in the importing country for the same intended use, or at least two IRBs in the United States have determined that the device is a nonsignificant risk device and the device will be marketed or used for clinical trials in the importing country for the same intended use. The Company also must submit a letter to the FDA from the foreign country approving importation of the device.

        To sell its products within the European Economic Area ("EEA"), consisting of the countries of the European Union and Norway and Iceland, the Company is required to meet the requirements of the MDD and to affix the CE mark on its products to attest to such compliance. To comply, the Company's products must meet the "essential requirements," as defined under the MDD, relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a "notified body" selected by the Company. Under MDD, the Company's TMR systems are in Class III, the highest risk class, and therefore are subject to the most rigorous controls. In addition to having to comply with the requirements of any particular country, the authorities have the right under the MDD to prohibit a particular investigation and impose specific conditions.

        Since the Company obtained the CE Mark approval for its ITMR and PMR systems, it is now subject to continued supervision by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Need to Comply with International Government Regulation."

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

        Third-party reimbursement has generally been available in the United States for cardiovascular surgery and interventional cardiology procedures using devices that have received FDA approval for marketing. *Although the Company does not anticipate receiving reimbursements for its TMR Systems from Medicare during its clinical trials, the Company does intend to seek reimbursement from other Third-Party Payors. There can be no assurance, however, that such reimbursement will be available. A failure by physicians to receive what they consider to be adequate reimbursement for the TMR procedures in which the Company's products are used could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure to receive international reimbursement approvals could limit market acceptance of the Company's products in the international markets in which such approvals are sought which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Uncertain Availability of Third-Party Reimbursement."

PRODUCT LIABILITY AND INSURANCE

        The Company's business exposes the Company to potential product liability risks or product recalls inherent in the design, development, manufacture and marketing of medical devices. The Company could be subject to product liability claims in the event the use of the Company's TMR systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in high medical risk situations where there is a high risk of serious injury or death to the patient. Such risks will continue to exist with respect to those products that may in the future receive regulatory clearance for commercial sale. The failure to comply with the FDA's GMP or other regulations could have a material adverse effect on the ability of the Company to defend against product liability lawsuits. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company's product liability insurance, with coverage limits of $5 million per occurrence and in the aggregate and additional coverage limits of DM1 million (approximately $546,000) per person and DM50 million (approximately $27,300,000) in the aggregate for the use of the Company's TMR systems in Germany, will be adequate for any future product liability problems or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Since TMR is not well understood and the lack of data regarding the clinical safety and efficacy of the Company's TMR systems, there can be no assurance such coverage limits would be adequate to protect the Company from liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are commercialized. Product liability insurance is expensive and in the future may not be available to the Company on terms acceptable to the Company, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material and adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

        As of February 28, 1998, the Company had a total of 81 employees, including 17 in research and development, 18 in operations, 14 in clinical and regulatory affairs, 8 in quality assurance, 15 in sales and marketing and 9 in finance and administration. In addition, the Company has consulting and other contract arrangements. The Company believes the success of its business will depend, in significant part, on its ability to attract and retain qualified personnel. None of the Company's employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. The Company considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Management, Other Key Personnel and Scientific Advisors."

SCIENTIFIC ADVISORY BOARD

        The Company has a Scientific Advisory Board consisting primarily of leading physicians and scientists in the field of CAD. Scientific Advisory Board members consult regularly with the engineers, physicians and scientists at the Company and advise the Company on the specification and design of the Company's products and clinical trials. The members of the Scientific Advisory Board are prominent scholars in their field and, as a result, may serve as consultants to a variety of companies. Because the members of the Company's Scientific Advisory Board may have consulting or advisory positions with companies that may be competitors of the Company, each member of the Scientific Advisory Board has entered into a confidentiality arrangement with the Company. The Company compensates certain members of its Scientific Advisory Board for participating in meetings of the Board or for performing other services for the Company. The Company's Scientific Advisory Board consists of:


          NAME                                      OCCUPATION/TITLE
          ----                                      ----------------
Robert W. Anderson, M.D. .............  David C. Sabiston Professor and
                                        Chairman, Department of Surgery, Duke
                                        University Medical Center

Daniel Burkhoff, M.D., Ph.D. .........  Director of Cardiac Physiology
                                        Laboratory, Columbia Presbyterian
                                        Medical Center; Assistant Professor of
                                        Medicine, Columbia University

James L. Cox, M.D. ...................  Evarts A. Graham Professor of Surgery,
                                        Chief, Division of Cardiothoracic
                                        Surgery, Washington University School of
                                        Medicine

Pascal Goldschmidt, M.D., Ph.D. ......  Associate Professor of Medicine and Cell
                                        Biology and Anatomy; Co-Director,
                                        Ciccarone Center for the Prevention of
                                        Heart Disease; Co-Director, Thrombosis
                                        Center; Director, Bernard Vascular
                                        Biology Laboratory; Johns Hopkins
                                        University

Keith L. March, M.D., Ph.D. ..........  Associate Professor of Medicine,
                                        Krannert Institute of Cardiology,
                                        Indiana University Medical Center

Craig R. Smith, M.D. .................  Chief, Division of Cardiothoracic
                                        Surgery, Columbia Presbyterian Medical
                                        Center; Associate Professor of Surgery,
                                        Columbia University

Sharon Tomsen, M.D. ..................  Associate Professor, Surgical Oncology
                                        and Anatomic Pathology; Program
                                        Director, Laser Biology Research
                                        Program, University of Texas M.D.
                                        Anderson Cancer Center; Adjunct
                                        Associate Professor, Biomedical
                                        Engineering Program, University of
                                        Texas, Austin

ITEM 2.  PROPERTIES

        The Company currently maintains its primary offices, research laboratories and manufacturing and warehouse operations in a facility in Sunnyvale, California having approximately 19,000 square feet of space. These premises are leased pursuant to an agreement which expires in October 1999. *The Company believes this facility will be adequate for its operations through at least 1998, including anticipated manufacturing volume.

ITEM 3.  LEGAL PROCEEDINGS

        In September 1996, the Company filed an action for declaratory relief against PLC Systems, Inc. of Canada and its wholly-owned U.S. subsidiary, PLC Medical Systems, Inc., (collectively, "PLC"), seeking a judgment that PLC's United States patent No. 5,125,926 (the "PLC Patent") to a certain heart-synchronized pulsed laser system is not infringed, is invalid and unenforceable. In the suit, filed in the United States District Court for the Northern District of California, the Company also requested the Court to enter judgment that the Company's Transmyocardial Revascularization (TMR) systems do not infringe the PLC Patent. In October 1996, PLC responded to the complaint. In its response, PLC took the position that the PLC Patent has been infringed by the Company, but made no further claims. In September 1997, the Company filed an amended complaint asking the Federal District Court to consider evidence of inequitable conduct in the U.S. Patent Office while the PLC Patent was being obtained by PLC. The amended complaint asserts that the PLC Patent is invalid and unenforceable because material prior work of another party was withheld from the Patent Office. Trial is set to begin January 11, 1999.

        On February 9, 198, PLC submitted the Rudko Patent to the U.S. Patent Office seeking reissue on the basis that the Rudko Patent as granted is "wholly or partly inoperative or invalid."

        In January 1997, the Company filed an Opposition to a European Patent owned by PLC (the "European Patent") that is a counterpart to the PLC Patent. The Opposition seeks to have the European Patent declared invalid. The Company believes it has meritorious positions with respect to the invalidity of the European Patent and intends to pursue the Opposition proceeding vigorously.

        In September 1997, the Company was served with a complaint filed by PLC in Munich, Germany alleging that CardioGenesis and its former German sales agent have infringed EP 0 553 576, a European counterpart of the PLC Patent. CardioGenesis has referred the complaint to patent counsel and is proceeding in its defense on the basis of non-infringement.

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

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been included for quotation on the Nasdaq National Market under the symbol "CGCP" since the Company's initial public offering on May 21, 1996. The following table sets forth, for the periods indicated, the range of high and low bid information for the Company's Common stock as reported by Nasdaq:

                                              HIGH           LOW
                                             ------         ------
                 1996
                 Second Quarter              $23.25         $12.75
                 Third Quarter               $15.00         $ 8.75
                 Fourth Quarter              $15.00         $10.5156

                 1997
                 First Quarter               $17.50         $11.25
                 Second Quarter              $13.25         $ 7.25
                 Third Quarter               $12.625        $ 9.625
                 Fourth Quarter              $12.625        $ 5.00

        On March 27, 1998, there were approximately 88 holders of record of the Company's Common Stock.

        The Company has never declared or paid any cash dividends on its Common Stock, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  PERIOD FROM
                                                 SEPTEMBER 23,
                                                 1993 (DATE OF
                                                 INCEPTION) TO                     YEAR ENDED DECEMBER 31,
                                                  DECEMBER 31,     ------------------------------------------------------
                                                      1993           1994           1995           1996            1997
                                                 -------------     --------       --------       --------        --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Sales
 ..........................................                                                       $  3,959        $  7,559
Cost of sales ..................................                                                    2,866           4,991
                                                                                                 --------        --------
  Gross profit .................................                                                    1,093           2,568
                                                                                                 --------        --------
Operating expenses:
  Research and development .....................    $     85       $  1,423       $  3,967          7,140          14,210
  General and administrative ...................          21            559          1,178          2,622           3,722
  Sales and marketing ..........................          --             --            336          2,417           5,426
  Write-off of acquired in-process
    research and development ...................         750             --             --             --              --
                                                    --------       --------       --------       --------        --------
      Operating expenses .......................         856          1,982          5,481         12,179          23,358
                                                    --------       --------       --------       --------        --------
      Operating loss ...........................        (856)        (1,982)        (5,481)       (11,086)        (20,790)
Interest income, net............................           3            198            182          2,286           2,819
                                                    --------       --------       --------       --------        --------
      Net loss .................................    $   (853)      $ (1,784)      $ (5,299)      $ (8,800)       $(17,971)
                                                    ========       ========       ========       ========        ========

Net loss per common share and per
  common share -- assuming dilution(1)..........    $     --       $     --       $     --       $  (1.18)       $  (1.49)
                                                    ========       ========       ========       ========        ========
Shares used in computing net loss per
  common share and  per common share
  --  assuming dilution.............                      --             --             --          7,427          12,029
                                                    ========       ========       ========       ========        ========

                                                                         DECEMBER 31,
                                            --------------------------------------------------------------------
                                              1993           1994           1995           1996           1997
                                            --------       --------       --------       --------       --------
                                                                (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and
  available-for-sale securities ..........  $  1,113       $  5,324       $ 14,036       $ 58,208       $ 40,535
Working capital ..........................     1,120          5,321         14,192         57,324         32,575
Total assets .............................     1,127          5,885         16,223         64,297         48,240
Redeemable convertible preferred stock....     1,979          8,457         22,390             --             --
Total stockholders' equity (deficit)......      (852)        (2,636)        (7,831)        61,395         44,146

(1) Per share data has been restated to reflect the Company's adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 effective December 31, 1997. For the years ended December 31, 1995 and 1994 and for the period ended December 31, 1993, the Company had 246, 0, and 0 shares of common stock outstanding. The Company does not believe the earnings per share data for these periods are meaningful. See Note 1 of Notes to Consolidated Financial Statements.

(2) The Company has not declared any cash dividends on its common stock since its inception and does not anticipate paying cash dividends in the forecoming future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization
(TMR) systems. The Company has only a limited operating history and has experienced significant operating losses since its inception. The Company incurred a net loss of $18 million in 1997. The development and potential commercialization of the Company's products will continue to require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through 1999 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting BSC, the exclusive distributor in international markets. *There can be no assurance that the Company's TMR systems will ever generate significant revenues or the Company will achieve or sustain profitability.

        The research, manufacture, sale and distribution of medical devices such as the Company's TMR systems are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a PMA application is required before any of the Company's TMR systems can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Also, many foreign governments and the European Union also have review processes for medical devices. The Company has received CE Mark approval to market its ITMR System and PMR System in the European Union. The CE Mark is granted to companies whose products meet the essential requirements of the European MDD and provides the regulatory approval necessary for commercialization in Europe. The Company will be subject to continued supervision by regulators and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. *The Company plans to continue to seek regulatory approvals to allow for marketing and distribution of its products in international markets.

        The Company commenced clinical trials of its ITMR System in October 1995 and began clinical trials of its PMR System in November 1996. Clinical trials of the Company's TTMR System have not commenced.

        In July 1996, the Company began a Phase II clinical trial under an IDE that allowed a prospective, randomized, multi-center clinical trial of its ITMR System in "no-option" patients with severe CAD. Enrollment in the Phase II, randomized, no-option trial is now complete. The Company has commenced submission of data and information to the FDA on the Company's ITMR System. *The Company plans to continue submitting information and updates to the FDA throughout the next six to nine months and to respond to periodic inquiries from the FDA with respect to review of such data and information. *This proactive and collaborative approach to submissions provides the Company with a means for frequent reviews by the FDA of information required for PMA as well as discussions regarding the intraoperative ITMR System.

        In August 1996, the Company received an IDE from the FDA and has begun a major clinical study of its intraoperative ITMR System used as an adjunctive therapy to CABG surgery in patients with severe angina who are only partially treatable by CABG. The adjunct to CABG clinical trials are ongoing.

        Clinical trials for the Company's PMR System commenced in Europe in November 1996. In January 1998, the Company received the CE Mark approval for use of its PMR System in the European community. In July 1997, the Company received an IDE from the FDA which allows a multi-center clinical trial of the PMR system to treat angina in no-option patients at up to twelve clinical sites in the U.S. Enrollment for the U.S. clinical trial sites has begun and the trials are ongoing. In addition to treating the first U.S. human patient on July 31, 1997, more than 100 human patients have been treated with the Company's PMR system.

        The Company recorded sales of $7.6 million in 1997 from sales of its ITMR Systems, PMR Systems and disposable probes and catheters to its international distributor, BSC, and to clinical trial sites in the U.S. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates its revenues from product sales over the next several years will be primarily derived from international sales by BSC. *As a result, the revenue levels of the Company are and will be dependent on the efforts of BSC. *Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a material adverse impact on the Company's revenues.

        * Results of the Company's operations have varied and are expected to fluctuate significantly from quarter to quarter depending on numerous factors, including: (i) reliance on BSC; (ii) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (iii) the timing of orders and shipments; (iv) the degree of acceptance of TMR therapy by the medical community; (v) competition, including pricing pressures; (vi) potential third-party patent infringement claims; (vii) the timing of regulatory and third-party reimbursement approvals; (viii) expansion of the Company's manufacturing capacity and the Company's ability to manufacture its products efficiently; (ix) the timing of research and development expenses, including clinical trial-related expenditures; and (x) seasonal factors affecting the number of procedures performed. *Due to such fluctuations in operating results, period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance.

RESULTS OF OPERATIONS

        Years Ended December 31, 1997, 1996, and 1995

        Sales. Sales were recognized for the first time in 1996. Sales of the Company's TMR systems for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe totaled approximately $7.6 million and $4.0 million for the year ended December 31, 1997 and 1996, respectively. The increase in sales from 1996 to 1997 is primarily due to the exclusive international distribution agreement with BSC.

        Cost of Sales. Cost of sales for the year ended December 31, 1997 was approximately $5 million, or 66% of sales. Cost of sales for the year ended December 31, 1996 was approximately $2.9 million, or 72% of sales. The decrease in cost of sales as a percent of sales from 1996 to 1997 was primarily due to the allocation of fixed overhead costs over more units. *However, no assurance can be given that demand for the Company's products will grow sufficiently to require increased levels of production.

        Research and Development Expenses. Research and development expenses increased $7.1 million to $14.2 million for 1997 from $7.1 million for 1996 and increased $3.1 million in 1996 from $4.0 million for 1995. The increase from 1996 to 1997 was primarily due to increased activity in the clinical trials and continued investment in research in the field of TMR. The increase from 1995 to 1996 was primarily due to expenses related to the initiation of three additional clinical trials, two with the Company's ITMR System and one with the PMR System. Also, the Company increased its investment in mechanism research in the field of TMR. *The Company expects research and development expenses to continue to increase throughout 1998 as the Company continues to enroll patients in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

        General and Administrative Expenses. General and administrative expenses increased $1.1 million to $3.7 million for 1997 from $2.6 million for 1996 and increased $1.4 million in 1996 from $1.2 million for 1995. The increase in 1997 was primarily due to increased finance and administration personnel costs to support the Company's growth, increased legal fees associated with research and development agreements and the exclusive international distribution agreement with BSC, and legal fees related to the PLC litigation. The increase from 1995 to 1996 is primarily attributed to employee growth, legal fees relating to the exclusive distribution agreement with BSC, legal fees associated with the initiation of the suit by the Company against PLC, increased property, general and product liability insurance costs, public and investor relations costs, and the costs incurred to comply with the additional requirements associated with being a public company. *The Company expects that its general and administrative expenses will continue to increase in 1998.

        Sales and Marketing Expenses. Sales and marketing expenses increased $3 million to $5.4 million for 1997 from $2.4 million for 1996 and increased $2.1 million in 1996 from $336,000 in 1995. The increase in 1997 was primarily due to the addition of sales and marketing personnel and the implementation of marketing and training programs, transition costs related to the BSC international sales agreement, and continued costs associated with the launch of the Company's TMR system in Europe. The increase from 1995 to 1996 is primarily attributed to preparing for and launching the ITMR system in Europe, employee growth, and the implementation of outreach programs at the clinical sites. *The Company expects that sales and marketing expenses will continue to increase in 1998 as the Company expands clinical studies, conducts physician training, and supports the sales and marketing activities of BSC.

        Interest Income. Interest income increased $.5 million to $2.8 million for 1997 from $2.3 million for 1996 and increased $2.1 million in 1996 from $182,000 in 1995. The increase in interest income in 1997 was attributable primarily to fluctuations in the Company's cash and cash equivalents and short-term investments balances, coupled with interest fluctuations. The increase in interest income in 1996 was due to the investment of the proceeds from the Company's initial public offering of Common Stock in May 1996 of approximately $54.5 million, net of issuance costs

        Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $1.4 million and $874,000 with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995, respectively. Deferred compensation expense is being amortized over the vesting period of the options, which is generally four years. The Company recognized compensation expense of $480,000, $849,000 and $104,000 for 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as proceeds and interest thereon from its initial public offering in May 1996. Through December 31, 1997, the Company had raised approximately $77.2 million from the sale of stock, net of issuance costs.

        Net cash used in the Company's operations was $17.4 million, $9.2 million, and $5.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. The increases in net cash used in the Company's operations were primarily a result of higher research and development, general and administrative, and sales and marketing activities. The Company's acquisition of property and equipment was $360,000, $1.7 million, and $175,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The increase in capital expenditures for 1996 was primarily due to relocating the Company's facilities to Sunnyvale, California and to providing equipment for the new employees hired during the year. *The Company expects a similar level of capital expenditures in 1998.

        At December 31, 1997, the Company had cash, cash equivalents and available-for-sale securities, totaling $40.5 million. *The Company plans to finance its operations and capital needs principally from the cash, cash equivalents and available-for-sale securities, and, to the extent available, from bank and lease financing, and believes these sources of cash will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales of the Company's products generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes its current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through 1998, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. *There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

        As of December 31, 1997, the Company had federal and California net operating loss carryforwards of approximately $32.5 million and $10.0 million, respectively. The federal and California net operating loss carryforwards will expire by the years 2012 and 2002, respectively, if not utilized. Utilization of net operating loss carryforwards is subject to certain limitations under the Tax Reform Act of 1986, as amended, where certain changes occur in the stock ownership of a company. *These annual limitations may result in expiration of net operating loss carryforwards before they can be fully utilized.

IMPACT OF THE YEAR 2000 ON INFORMATION SYSTEMS

        The Company relies on computers and computer software to run its business, as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The Company has not completed an assessment of the impact this may have on its businesses and does not have a reasonable basis to conclude whether the impact of the Year 2000 dates will or will not materially affect future results. To date the Company has not found any material impact which may result from failure of its computers and computer software or that of its vendors, suppliers, and customers. However, the Company plans to make an assessment of this during 1998, and, if appropriate, develop an action plan to correct it.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998. The Company operates in one business segment; namely, the research, development, manufacture and sale of cardiovascular devices.

RISK FACTORS

        Reliance on a Third Party for All International Sales

        Until such time, if ever, as the FDA approves the Company's TMR systems for marketing in the United States, the Company anticipates it will derive its revenues primarily from BSC as the Company's exclusive international distributor. The agreement with BSC will not allow the Company to control international end-market prices and might not result in the same level of sales and marketing efforts as would be the case if the Company used a direct sales force. BSC has certain rights to terminate the agreement with the Company which, if exercised, would require the Company to make alternative arrangements for the sale of its products internationally, and could have a material adverse effect on the Company's business, financial condition and results of operations. Even if FDA approval is obtained, the Company expects international sales will continue to account for a significant portion of the Company's total revenues. As a result, most of the Company's revenues until such approval is obtained, and a significant portion of the Company's revenues thereafter, will be subject to the risks associated with international sales, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a significant impact on the Company's revenues. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business also subjects it and BSC to laws and regulations of the international jurisdictions in which they operate or in which the Company's products may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the EEA, continues to develop and there can be no assurance new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. The Company has four pending international patent applications and has been issued no international patents to date. While the Company intends to file and prosecute existing and future patent applications in various European countries, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

        Uncertainty of Clinical Adoption of TMR; Need for Increased Understanding of TMR Mechanism

        Although TMR therapy using lasers has been in development since the 1980s, TMR remains experimental and has not achieved broad clinical adoption. The Company is unable to predict whether or at what rate and how broadly TMR will be adopted by the medical community.

        Physician endorsements will be essential for clinical adoption of TMR. Even if the clinical efficacy of TMR is established, physicians may elect not to recommend TMR for any number of reasons. The reasons why TMR may effectively treat CAD are not well understood. Although the Company intends to use research, development and clinical efforts to enhance knowledge of the physiological effects of TMR, there can be no assurance such understanding will be achieved on a timely basis, or at all. Failure of the Company and its competitors to gain a thorough understanding of the physiological effects of TMR, and to disseminate such understanding within the medical community, could adversely effect the clinical adoption of TMR.

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

        No Assurance of Obtaining Required Regulatory Approvals to Market Products in the United States;
        Significant Time Before Submission of Any PMA

        To date, none of the Company's products has been approved for sale in the United States. Prior to receiving regulatory approval for marketing in the United States, medical devices such as the Company's products are subject to rigorous preclinical and clinical testing mandated by the FDA and, to a lesser extent, by state regulatory authorities, such as the CDHS. The process of obtaining and maintaining requisite regulatory approvals is lengthy, expensive and uncertain. The

IDE/PMA process generally takes several years or longer to complete and is expensive. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses.

        The Company's TMR systems will require approval of a PMA by the FDA before such products can be marketed in the United States. The Company has received FDA approval of three IDEs for its ITMR System. All three clinical trials - a feasibility study of ITMR; a Phase II prospective, randomized, multi-center study of ITMR; and a study of ITMR therapy as an adjunct to CABG-have begun. The Company has received FDA approval of one IDE for its Axcis PMR System for a multi-center clinical trial of no-option patients at up to ten clinical sites. The Company has not submitted an application to the FDA for an IDE for its PMR System or TTMR System. FDA regulations subject sponsors of IDEs to certain requirements, including proper monitoring of clinical investigations, selection of qualified investigators, record keeping, reporting of unanticipated adverse device events and submission of periodic progress reports. The FDA also has the authority to inspect premises where devices are held and to inspect and copy all records pertaining to an investigation. In addition, a sponsor is prohibited from promoting or commercializing a device prior to receiving PMA approval. There can be no assurance any feasibility study that the Company proposes will be approved by the FDA, will be completed or, if completed, will provide sufficient data and information to support additional clinical investigations of the type necessary to obtain FDA marketing clearance or approval. There can be no assurance any of the Company's products will ever be approved for sale in the United States. Additionally, there can be no assurance required United States regulatory filings will be made in a timely manner, approvals to commence future clinical trials will be received, clinical trials will commence or be concluded in the time frames anticipated by the Company, any such clinical trials will be successful or the Company will be able to obtain regulatory approvals on a timely basis, or at all, to market its products. Delays in initiating or completing clinical trials or in the receipt of regulatory approval of the Company's products, the failure to obtain regulatory approvals for such products, significant limitations in the indicated uses for which such products may be marketed or substantial costs incurred in obtaining such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and cessation of the Company's business could occur.

        In January 1996, the Company reported to the FDA the existence of an error in the software incorporated into the Ho:YAG laser included in its TMR systems. The Company's laser manufacturer New Star had determined that, under certain circumstances, the laser could be fired even though its control panel indicated it was in the "stand-by" mode. The Company initiated a voluntary field correction of the lasers, categorized as a Class II recall by the FDA, and the software error has been corrected. FDA defines a Class II recall as one in which use of, or exposure to, the product may cause temporary or medically adverse health consequences or where the probability of serious adverse health consequences is remote. The FDA has acknowledged the correction of the software error and the completion of the related field activities. However, there can be no assurance the Company will not experience future product defects, malfunctions, manufacturing difficulties or recalls related to the Ho:YAG laser or any other component used in the Company's TMR systems. Any such occurrence could cause delay in regulatory approvals or adversely affect acceptance of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        To sell its TMR Systems within the EEA, the Company has received approval to affix CE markings on its products to attest the Company's compliance with the requirements of the MDD of the EEA (the "MDD"). The Company will be subject to continued supervision and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. In addition, the Company has received ISO 9001/EN 46001 certification, which was required to meet the CE Mark certification prerequisites. The Company has not received CE Mark certification for the sale of its other systems in the EEA. There can be no assurance the Company will be able to achieve or maintain the compliance required for CE marking on all or any of its products or it will be able to produce its products profitably and in a timely manner while complying with the requirements of the MDD and other regulatory requirements.

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

        From time to time, the Company has been contacted by various third parties requesting the Company review and consider the applicability of certain patents to the Company's technology. In particular, in February 1995, the Company received a letter from PLC advising the Company of the existence of certain of PLC's patents, including the PLC Patent. This letter requested an assessment by the Company of the Company's activities in this area. The Company believes, based on its review of the PLC Patent and an opinion of the Company's counsel, the Company's TMR systems do not infringe such PLC Patent. In 1996, the Company initiated a suit against PLC seeking a judgment that the PLC Patent is invalid and unenforceable. PLC has counterclaimed against the Company for patent infringement.

        While the Company periodically reviews the scope of its patents and other relevant patents of which it is aware, the question of patent infringement involves complex legal and factual issues and there can be no assurance any conclusion reached by the Company regarding infringement will be consistent with the resolution of any such issues by a court. Further, there can be no assurance the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent Office to determine the priority of inventions.

        The defense and prosecution of intellectual property suits, U.S. Patent office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Further litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in such litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, prevent the Company from selling its products in certain markets or at all, or require the Company to modify its products. Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Highly Competitive Markets; Risk of Alternative Therapies

        Competition in the market for the treatment of CAD, in the medical device industry generally, and in the TMR market in particular, is intense and is expected to increase. The Company competes primarily with other producers of TMR systems, including PLC, Eclipse, and U.S. Surgical. Some of the Company's competitors and many of its potential competitors have substantially greater name recognition and capital resources than does the Company and also may have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. The TMR market is characterized by rapid technical innovation. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. Certain companies, including PLC and Eclipse have completed enrollment in randomized clinical trials of products and procedures involving TMR that compete with those offered by the Company, and received regulatory approvals in Europe to begin commercially marketing their various TMR products. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants.

        There can be no assurance that the Company will be able to continue to compete successfully in the future. *The Company believes the primary competitive factors in the market for TMR systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price, customer service and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors.

        Many of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly. There is no assurance that procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed by other parties to treat CAD. These new procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations.

        Uncertain Availability of Third-Party Reimbursement

        In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors to reimburse all or part of the cost of the procedure in which the medical device is being used. Few individuals are able to pay directly for the costs associated with the use of the Company's products. Certain Third-Party Payors such as Medicare determine whether to provide coverage for a particular procedure and then reimburse hospitals for inpatient medical services at a prospectively fixed rate based on the diagnosis related group ("DRG") to which the case is assigned. DRG assignment is based on the diagnosis of the patient and the procedures performed. The fixed rate of reimbursement established by Medicare is independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. The Company intends to work with government officials to secure a DRG assignment for its TMR systems that would provide hospitals with appropriate payment. A failure by the Company to secure approval of a DRG that adequately reflects the costs associated with use of the Company's TMR system could have a material adverse effect on its business, financial condition and results of operations.

        *Although the Company does not anticipate receiving reimbursements for its ITMR Systems from Medicare during its clinical trials, the Company does intend to seek reimbursement from other Third-Party Payors. There can be no assurance, however, that such reimbursement will be available.

        Third-Party Payors that do not use prospectively fixed payments increasingly use other cost-containment processes that may pose administrative hurdles to the use of the Company's products. In addition, Third-Party Payors may deny reimbursement if they determine that the device used in a treatment is unnecessary, inappropriate, experimental, used for a non-approved indication or not cost-effective. Potential purchasers must determine the clinical benefits of the Company's TMR systems justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

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

        *The Company believes the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance in either United States or international markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, fundamental reforms in the healthcare industry in the United States and Europe continue to be considered, although the Company cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have.

        Dependence on Sole Suppliers

        A major component used in the Company's TMR systems, the ECG monitor, is currently available from a sole source. In addition, several other components used in the Company's TMR systems are purchased by the Company from a single supplier. The Company periodically conducts assessments of alternative vendors for various components used in its TMR systems. However, the qualification of additional or replacement vendors for certain components is a lengthy process. In addition, if the Company were to retain different suppliers of the ECG monitor, the Company would need to obtain approval from the FDA in an IDE or PMA amendment (if the IDE or PMA were still under review) or an IDE or PMA supplement (if the IDE or PMA were already approved). There can be no assurance that such approval would be obtained on a timely basis, if at all. Although the FDA is required by law to complete its review of a PMA or PMA supplement within 180 days, the FDA may take a significantly longer period of time to complete its review. Any significant interruption in the supply of components used in the Company's TMR systems would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition and results of operations.

        Certain of the Company's suppliers, including the manufacturers of its laser, could have difficulty expanding their manufacturing capacity to meet the Company's needs if demand for the Company's TMR systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by the Company's suppliers could cause delay in regulatory approvals or adversely affect acceptance of the Company's products. There can be no assurance materials obtained from outside suppliers will continue to be available in adequate quantities or that the Company will be able to locate alternative suppliers on a timely basis. The failure to obtain sufficient quantities of lasers or component materials would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company purchases lasers from its suppliers pursuant to OEM Supply Agreements, however, the Company generally operates on a purchase order basis with most of its suppliers, including the manufacturer of the ECG monitor used in the Company's TMR systems. Vendors that supply products to the Company and could at any time determine to cease the supply and production of such components, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Management, Other Key Personnel and Scientific Advisors

        The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel and the Company's continuing ability to attract and retain additional highly qualified personnel. *In order to support market development and sales in the future and augment its long term competitive position, the Company anticipates it will be required to make significant additions of personnel in manufacturing, research and development and sales and marketing. Competition for such personnel is intense, and there can be no assurance the Company can attract or retain highly qualified scientific, technical, manufacturing, sales and marketing and finance personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, many employees of the Company, including a number of its key scientific, technical and managerial personnel, are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these employees to comply with the terms of their agreements with, or other obligations to, such former employers could result in assertion of claims against the Company and such employees, which, if successful, could restrict the role of such employees with the Company and have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Product Liability Risk; Possible Insufficiency of Insurance

        The Company's business exposes the Company to potential product liability risks or product recalls that are inherent in the design, development, manufacture and marketing of medical devices. The Company could be subject to product liability claims if the use of the Company's TMR systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Such risks will continue to exist with respect to those products that may in the future receive regulatory clearance for commercial sale. The failure to comply with the FDA's GMP or other regulations could have a material adverse effect on the ability of the Company to defend against product liability lawsuits. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company's product liability insurance, with coverage limits of $5 million per occurrence and in the aggregate and additional coverage limits of DM1 million (approximately $546,000) per person and DM50 million (approximately $27,300,000) in the aggregate for use of the Company's TMR systems in Germany, will be adequate for any future product liability problems or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given that TMR is not well understood and the lack of data regarding the clinical safety and efficacy of the Company's TMR systems, there can be no assurance such coverage limits would be adequate to protect the Company from liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. If the Company was held liable for a product liability claim or series of claims brought against the Company in excess of its insurance coverage such liability could have a material and adverse effect on the Company's business, financial condition and results of operations.

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----



                                                                    Page

Report of Coopers & Lybrand L.L.P., Independent Accountants...........28

Consolidated Balance Sheets...........................................29

Consolidated Statements of Operations.................................30

Consolidated Statement of Stockholders' Equity (Deficit)..............31

Consolidated Statements of Cash Flows.................................32

Notes to Consolidated Financial Statements............................34



Financial Statement Schedule

   The following financial statement schedule of the Company for the three years ended December 31, 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

Report of Independent Accountants on Financial Statement Schedule.....48

Schedule II - Valuation and Qualifying Accounts.......................49


   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of CardioGenesis Corporation:

We have audited the accompanying consolidated balance sheets of CardioGenesis Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioGenesis Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                COOPERS & LYBRAND L.L.P.


San Jose, California
January 30, 1998

                            CARDIOGENESIS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                     -------

                                                                           December 31,
                                                                  ----------------------------
                           ASSETS                                     1997             1996
                                                                   -----------      -----------
Current assets:
     Cash and cash equivalents                                     $    6,047        $    2,080
     Available-for-sale securities                                     24,469            53,626
     Accounts receivable, net of allowance for doubtful
       accounts of $50 in 1997 and $225 in 1996                         3,293             2,024
     Inventories                                                        1,109             1,108
     Interest receivable                                                  574               934
     Prepaids and other                                                 1,177               454
                                                                   ----------        ----------

                      Total current assets                             36,669            60,226

Property and equipment, net                                             1,529             1,546
Available-for-sale securities, noncurrent                              10,019             2,502
Other assets                                                               23                23
                                                                   ----------        ----------

                      Total assets                                 $   48,240        $   64,297
                                                                   ==========        ==========

                        LIABILITIES

Current liabilities:
     Accounts payable                                              $    1,450      $        237
     Short-term note payable                                               40               215
     Accrued expenses                                                   1,828             1,696
     Accrued compensation                                                 626               384
     Deferred revenue                                                     150               370
                                                                   ----------        ----------

               Total liabilities                                        4,094             2,902
                                                                   ----------        ----------

Commitments and contingencies (Note 6)

                    STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value:
     Authorized:  2,000 shares
     Issued and outstanding:  no shares in 1997 and
       1996
Common stock, $0.001 par value:
     Authorized:  40,000 shares
     Issued and outstanding:  12,067 shares in 1997 and
       11,967 shares in 1996                                               12                12
Additional paid in capital                                             79,680            79,450
Deferred compensation                                                    (848)           (1,328)
Unrealized gains on available-for-sale securities                          39
Cumulative foreign currency translation adjustments                        31                (4)
Accumulated deficit                                                   (34,706)          (16,735)
                                                                   ----------        ----------

               Total stockholders' equity                              44,146            61,395
                                                                   ----------        ----------

                      Total liabilities and stockholders'
equity                                                             $   48,240       $    64,297
                                                                   ==========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                    CARDIOGENESIS CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                             -------



                                                                           Year Ended December 31,
                                                                -----------------------------------------
                                                                   1997             1996           1995
                                                                ---------        --------       ---------
Sales                                                           $    7,559       $    3,959
Cost of sales                                                        4,991            2,866
                                                                ----------       ----------
         Gross profit                                                2,568            1,093
                                                                ----------       ----------

Operating expenses:
     Research and development                                       14,210            7,140     $   3,967
     General and administrative                                      3,722            2,622         1,178
     Sales and marketing                                             5,426            2,417           336
                                                                ----------       ----------     ---------

         Total operating expenses                                   23,358           12,179         5,481
                                                                ----------       ----------     ---------

         Operating loss                                            (20,790)         (11,086)       (5,481)

Interest income                                                      2,855            2,319           182

Interest expense and other                                             (36)             (33)
                                                                ----------       ----------     ---------

         Net loss                                               $  (17,971)      $   (8,800)    $  (5,299)
                                                                ==========       ==========     =========

Net loss per common share and per common share - assuming
  dilution                                                      $    (1.49)      $    (1.18)    $      --
                                                                ==========       ==========     =========
Shares used in computing net loss per common share and
  per common share - assuming dilution                              12,029            7,427            --
                                                                ==========       ==========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                            CARDIOGENESIS CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
                                     -------




                                                                         Common Stock               Additional
                                                                   --------------------------        Paid-In        Deferred
                                                                     Shares          Amount          Capital      Compensation
                                                                   ----------      ----------      ----------      ----------
Balances, January 1, 1995
     Deferred compensation related to issuance of
     preferred stock and grants of stock options                                                   $      874      $     (874)
     Amortization of deferred compensation                                                                                104
     Net loss
                                                                                                   ----------      ----------

Balances, December 31, 1995                                                                               874            (770)
   Deferred compensation related to
       issuance of preferred stock and grants
       of stock options                                                                                 1,407          (1,407)
   Amortization of deferred compensation                                                                                  849
   Issuance of common stock upon
       exercise of stock options and stock grants                         409                              75
   Conversion of redeemable preferred stock to common
      stock in connection with Initial Public Offering in
      May 1996                                                          8,558      $        9          22,622
     Issuance of common stock in Initial Public Offering, net
      of issuance costs of $5,533                                       3,000               3          54,472
     Foreign currency translation adjustment
     Net loss
                                                                   ----------      ----------      ----------      ----------
Balances, December 31, 1996                                            11,967              12          79,450          (1,328)
     Amortization of deferred compensation                                                                                480
     Issuance of common stock upon
      exercise of stock options and stock grants                           83                              76
     Issuance of common stock under the Employee Stock
      Purchase Plan                                                        17                             154
     Change in unrealized gains on
      available for sale securities
     Foreign currency translation adjustment
     Net loss
                                                                   ----------      ----------      ----------      ----------
Balances, December 31, 1997                                            12,067      $       12        $ 79,680      $    (848)
                                                                   ==========      ==========      ==========      ==========



                                                                                   Unrealized      Cumulative
                                                                                    Gains on         Foreign           Total
                                                                                   Available-       Currency       Stockholders'
                                                                 Accumulated        For-Sale       Translation        Equity
                                                                   Deficit         Securities      Adjustments       (Deficit)
                                                                  ----------       ----------      ----------       ----------
Balances, January 1, 1995                                         $  (2,636)                                     $     (2,636)
     Deferred compensation related to issuance of
     preferred stock and grants of stock options                                                                           --
     Amortization of deferred compensation                                                                                104
     Net loss                                                        (5,299)                                           (5,299)
                                                                   ----------      ----------      ----------      ----------
Balances, December 31, 1995                                          (7,935)                                           (7,831)
   Deferred compensation related to
       issuance of preferred stock and grants
       of stock options                                                                                                    --
   Amortization of deferred compensation                                                                                  849
   Issuance of common stock upon
       exercise of stock options and stock grants                                                                          75
   Conversion of redeemable preferred stock to common
      stock in connection with Initial Public Offering in
      May 1996                                                                                                          22,631
     Issuance of common stock in Initial Public Offering, net
       of issuance costs of $5,533                                                                                      54,475
     Foreign currency translation adjustment                                                       $       (4)              (4)
     Net loss                                                          (8,800)                                          (8,800)
                                                                    ----------      ----------      ----------      ----------
Balances, December 31, 1996                                             16,735                             (4)          61,395
     Amortization of deferred compensation                                                                                 480
     Issuance of common stock upon
      exercise of stock options and stock grants                                                                            76
     Issuance of common stock under the Employee Stock
      Purchase Plan                                                                                                       154
     Change in unrealized gains on
      available for sale securities                                                $       39                              39
     Foreign currency translation adjustment                                                              (27)            (27)
     Net loss                                                         (17,971)                                        (17,971)
                                                                   ----------      ----------      ----------      ----------
Balances, December 31, 1997                                        $  (34,706)     $       39        $    (31)      $  44,146
                                                                   ==========      ==========      ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                   CARDIOGENESIS CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                            -------

                                                                     Year Ended December 31,
                                                            ----------------------------------------
                                                               1997           1996           1995
                                                            ----------     ----------     ----------
Cash flows from operating activities:
     Net loss                                               $  (17,971)    $   (8,800)     $  (5,299)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                 375            310            114
     Amortization of deferred compensation                         480            849            104
     Loss on disposal of property and equipment                      2            152            215
     Changes in assets and liabilities:
     Accounts receivable                                        (1,268)        (1,154)          (870)
     Inventories                                                    (1)          (483)          (625)
     Interest receivable                                           360           (832)          (102)
     Prepaids and other                                           (723)          (231)          (161)
     Accounts payable                                            1,213           (283)           475
     Accrued expenses                                              132          1,395            126
     Accrued compensation                                          242            411            129
     Deferred revenue                                             (220)          (500)           870
                                                            ----------     ----------     ----------

     Net cash used in operating activities                     (17,379)        (9,166)        (5,024)
                                                            ----------     ----------     ----------

Cash flows from investing activities:
     Purchase of available-for-sale securities                (129,897)      (200,922)       (30,235)
     Maturities of available-for-sale securities               151,575        154,681         23,869
     Acquisition of property and equipment                        (360)        (1,678)          (175)
     (Increase) decrease in other assets                                           13            (21)
                                                            ----------     ----------     ----------

     Net cash provided by (used in) investing activities        21,318        (47,906)        (6,562)
                                                            ----------     ----------     ----------

Cash flows from financing activities:
     Proceeds from note payable                                                   215
     Payments on note payable                                     (175)
     Proceeds from issuance of preferred stock, net of
       issuance costs                                                             241         13,934
     Proceeds from issuance of common stock, net of
       issuance costs                                              230         54,550
                                                            ----------     ----------     ----------

     Net cash provided by financing activities                      55         55,006         13,934
                                                            ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents             3,994         (2,066)         2,348

Effect of exchange rates on cash and cash equivalents              (27)            (4)

Cash and cash equivalents, beginning of year                     2,080          4,150          1,802
                                                            ----------     ----------     ----------

Cash and cash equivalents, end of year                      $    6,047     $    2,080     $    4,150
                                                            ==========     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Conversion of redeemable
       preferred stock to common stock in connection with the
       Company's Initial Public Offering                                   $   22,631
                                                                           ==========

     Unrealized gains on available-for-sale securities      $       39
                                                            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     -------

  1. Summary of Significant Accounting Policies:

         BUSINESS:

         CardioGenesis Corporation, (the Company) was incorporated in September 1993 to conduct research, develop and manufacture cardiovascular surgical devices, including disposable systems, to perform both surgical and catheter based percutaneous transmyocardial revascularization. Since its inception, the Company has devoted substantially all of its efforts to developing products and bringing them to market, raising capital and recruiting personnel. The Company's principal operations commenced during 1996 at which time it emerged from the development stage.

         In the course of its development activities, the Company has sustained operating losses and expects such losses to continue at least through 1999. The Company will finance its operations primarily through its cash, cash equivalents and available-for-sale securities, together with existing credit facilities and future revenues. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its common or preferred stock through private placement or further public offerings.

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

         AVAILABLE-FOR-SALE SECURITIES:

         All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

                                        7
                                    CONTINUED

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

         RESEARCH AND DEVELOPMENT:

         Research and development costs are charged to operations as incurred.

         CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES:

         The majority of the Company's cash, cash equivalents and available-for-sale securities are invested in deposits with a major bank in the United States. Deposits in this bank may exceed the amount of insurance provided on such deposits.

         Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses when needed, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  1. Summary of Significant Accounting Policies, continued:

         CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES, continued:

         The Company purchases all of its ECG monitors from one of two suppliers. Management believes that other producers could be found to supply ECG monitors to the Company's specifications with relatively consistent pricing. [Management believes that there would be minimal delay if the Company was required to change suppliers. If the Company experienced delays in locating a new supplier of ECG monitors, it would have a material adverse impact on the Company.]

         Export sales totaled approximately $4.5 million and $2.0 million for 1997 and 1996, respectively.

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


         FOREIGN CURRENCY TRANSLATION:

         The Company's international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

         COMPUTATION OF NET LOSS PER COMMON SHARE AND PER COMMON SHARE-ASSUMING
         DILUTION:

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB No. 98) effective December 31, 1997; accordingly, all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98. As of December 31, 1995 there were 246 shares of common stock outstanding. The Company does not believe that earnings per share for periods prior to its Initial Public Offering are meaningful.

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



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------



  1. Summary of Significant Accounting Policies, continued:

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998. The Company operates in one business segment; namely, the research, development, manufacture, and sale of cardiovascular surgical devices.


  2. Available-for-Sale Securities:

      At December 31, 1997, available-for-sale securities consisted of corporate obligations and obligations of federal government agencies, bearing interest at rates ranging from 5.51% to 8.45% per annum, and maturing from January 28, 1998, through October 10, 1999. The maturities of the available-for-sale securities do not exceed two years.



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  2.  Available-for-Sale Securities, continued:

      The amortized cost and fair value of available-for-sale securities at December 31, 1997 and 1996 are as follows (in thousands):


                                                            1997                                         1996
                                       ----------------------------------------------        ----------------------------
                                       Amortized          Unrealized          Fair           Amortized            Fair
                                          Cost              Gain              Value             Cost              Value
                                       ----------        ----------        ----------        ----------        ----------
     U.S. Government securities        $    8,491        $       19        $    8,510        $   26,446        $   26,446
     Corporate obligations                 25,958                20            25,978            29,682            29,682
                                       ----------        ----------        ----------        ----------        ----------
                                        $  34,449        $       39        $   34,488        $   56,128        $   56,128
                                       ==========        ==========        ==========        ==========        ==========



   3. Inventories:

      Inventories consisted of the following (in thousands):

                                                                   December 31,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
             Raw materials                                   $      736     $        20
             Finished goods                                         373           1,088
                                                            -----------     -----------

                                                            $     1,109     $     1,108
                                                            ===========     ===========



  4.  Property and Equipment:

      Property and equipment consisted of the following (in thousands):

                                                                      December 31,
                                                                ------------------------
                                                                   1997         1996
                                                                ----------   -----------

           Computer equipment                                    $     520    $      403
           Laboratory equipment                                        514           430
           Furniture and equipment                                     698           447
           Leasehold improvements                                      540           731
                                                                ----------   -----------

                                                                     2,272         2,011
           Less accumulated depreciation and amortization              743           465
                                                                ----------   -----------

                                                                $    1,529    $    1,546
                                                                ==========   ===========



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


   5. Accrued Expenses:

      Accrued expenses consisted of the following (in thousands):

                                                                      December 31,
                                                                ------------------------
                                                                   1997         1996
                                                                ----------   -----------
           Clinical Patient Research                             $  1,074     $     333
           Contract Research                                          231           266
           Consulting                                                               275
           Distributors                                                             400
           Legal                                                      358           176
           Employee Stock Purchase Plan                                73            72
           Other                                                       92           174
                                                                ----------   -----------

                                                                 $  1,828     $   1,696
                                                                ==========   ===========



  6.  Commitments and Contingencies:

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

         Future minimum lease payments are as follows at December 31, 1997 (in thousands):

               1998                                       $   191
               1999                                           160
                                                         ---------
                                                          $   351
                                                         =========



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  6.  Commitments and Contingencies, continued:

         FACILITY LEASE, continued:

         Rent expense for the years ended December 31, 1997, 1996 and 1995 was $229,000, $229,000 and $65,000, respectively.

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

         The Company has agreements to pay consultants and institutions $655,000 for various research and development efforts in 1998.

         LITIGATION:

         The Company is a party to various legal actions that have occurred in the normal course of business. In the opinion of management, the outcome of these actions will not have a material effect on the financial position, cash flows, or results of operations of the Company.


  7. Stockholders' Equity

         COMMON STOCK:

         At December 31, 1997, the Company had 40 million shares of common stock authorized. In April 1996, the Company reincorporated in the State of Delaware. The financial statements have been retroactively adjusted to reflect the reincorporation. In April 1996, the Company had a 4.1-for-5 reverse stock split of the Company's common and preferred stock. The financial statements have been retroactively restated to give effect to the split.



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------

  7. Stockholders' Equity, continued:


         EMPLOYEE STOCK PURCHASE PLAN:

         In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan and reserved 123,000 shares of common stock for issuance under the Plan. The Plan provides for consecutive 24 month offering periods. Each offering period is comprised of four six month purchase periods. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of the applicable offering period or the last day of the respective purchase period. 17,000 shares had been issued under this plan as of December 31, 1997.

         STOCK OPTION PLANS:

         In November 1993, the Company established the 1993 Equity Incentive Plan (the 1993 Plan) that, as amended in 1995, authorized the Board of Directors to grant 1,640,000 incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. The Plan expires in 2003.

         In April 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996 Plan). Pursuant to the provisions of this plan, the Board of Directors may grant incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. At December 31, 1997, there were 1,120,000 shares reserved for issuance under this plan. The Plan expires in 2006.

         Additionally in April 1996, the Company adopted the 1996 Directors Stock Option Plan. Only nonstatutory stock options may be granted under this plan, and only to non-employee directors of the company. At December 31, 1997, there were 98,000 shares reserved for issuance under this plan. The Plan expires in 2006.



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  7. Stockholders' Equity, continued:

         STOCK OPTION PLANS, continued:

         Under the Plans, options must be granted at not less than the fair market value at the date of grant as determined by the Board of Directors, or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value at the time of grant as determined by the Board of Directors or committee thereof and nonstatutory stock options, for which the exercise price of the options must not be less than 85% of the fair market value at the time of grant as determined by the Board of Directors or committee thereof. The Board of Directors, or committee thereof, has the authority to set the term of the options (no longer than ten years from the date of grant, five years for greater than 10% owners of voting stock). Under the Plans, options generally vest at a rate of 25% annually after the vesting commencement date.

         Activity under the Plans is set forth below (in thousands, except per share data):

                                                                          Options Outstanding
                                             Shares         ------------------------------------------------
                                            Available           Number
                                               for                of             Exercise         Aggregate
                                              Grant             Shares            Price             Price
                                           ------------      ------------       -----------      ------------
          Balances, January 1, 1995                 740               531       $0.12-$0.24      $         82
               Additional shares
                 reserved by plan amendment         369
               Options granted                     (813)              813       $0.24-$0.61               233
               Options canceled                       8                (8)         $0.24                   (2)
                                           ------------      ------------                        ------------

          Balances, December 31, 1995               304             1,336       $0.12-$0.61               313
               Additional shares
                 reserved by plan amendment         918
               Options granted                     (646)              646      $0.61-$14.50             5,161
               Options canceled                      75               (75)     $0.12-$14.50              (648)
               Options exercised                                     (409)      $0.12-$1.83               (75)
                                           ------------      ------------                        ------------

          Balances, December 31, 1996               651             1,498      $0.12-$14.50             4,751
               Additional shares
                 reserved by plan amendment         300
               Options granted                   (1,318)            1,318      $6.50-$15.25            10,153
               Options canceled                     692              (692)     $0.12-$15.25            (7,032)
               Options exercised                                      (83)     $0.12-$10.75               (76)
                                           ------------      ------------                        ------------

          Balances, December 31, 1997               325             2,041      $0.12-$14.50         $   7,796
                                           ============      ============                        ============



CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  7. Stockholders' Equity, continued:

         STOCK OPTION PLANS, continued:

         In December 1997, the Company offered employees the right to cancel certain outstanding stock options and receive new options with an exercise price of $6.50 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 502,000 shares at original exercise prices ranging from $7.25 to $15.25 per share were canceled and new options were issued in December 1997. The option term and vesting under the new options are identical to the terms of the canceled options.

         The options outstanding and currently exercisable by exercise price at December 31, 1997 are as follows (in thousands, except per share data):

                                                                   Options Currently
                              Options Outstanding                      Exercisable
             ------------------------------------------------    ---------------------
                                         Weighted
                                          Average    Weighted      Weighted Average
                                         Remaining   Average
              Exercise        Number    Contractual  Exercise      Number     Exercise
               Prices       Outstanding    Life       Price      Exercisable   Price
             -----------    ----------- -----------  --------    -----------  --------

             $0.12-$0.24           751     7.13        $0.22          511     $0.21
             $0.61-$0.61           160     8.00        $0.61           73     $0.61
             $1.83-$1.83           149     8.17        $1.83           75     $1.83
            $6.50-$14.50           981     9.32        $7.25          196     $8.16
                                 -----                               ----
                                 2,041                                855
                                 =====                               ====

         At December 31, 1997, options to purchase 855,000 shares were exercisable at an average exercise price of $2.21 per share and 2,041,000 shares of common stock are reserved in the event of options exercised.

         Deferred compensation to be recognized as a result of stock options granted and preferred stock issued during 1996 and 1995 totaled $1.4 million and $874,000 respectively. Amortization of deferred compensation is generally over a vesting period of four years, with compensation expense recognized in the period ended December 31, 1997, 1996 and 1995 of $480,000, $849,000 and $104,000 respectively.



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  7. Stockholders' Equity, continued:

         STOCK-BASED COMPENSATION:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans (including the Employee Stock Purchase Plan). Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share and per common share-assuming dilution for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                    Year Ended
                                                                    December 31,
                                                   ---------------------------------------------
                                                       1997             1996             1995
                                                   -----------       ----------       ----------

          Net loss - as reported                   $   (17,971)       $  (8,800)      $   (5,299)
                                                   ===========       ==========       ==========
          Net loss - pro forma                     $   (19,800)       $  (9,258)      $   (5,318)
                                                   ===========       ==========       ==========
          Net loss per common share and per
          common share-assuming dilution - as
          reported
                                                   $     (1.49)      $    (1.18)      $       --
                                                   ===========       ==========       ==========

           Net loss per common share and per
           common share-assuming dilution -
           pro forma                               $     (1.65)      $    (1.25)      $       --
                                                   ===========       ==========       ==========


         The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.



                                   CONTINUED

                            CARDIOGENESIS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     -------


  7. Stockholders' Equity, continued:

         STOCK-BASED COMPENSATION, continued:

         The fair value of each option grant is estimated on the date of grant using the minimum value method (prior to the IPO) and the Black-Scholes method (subsequent to the IPO) with the following weighted average assumptions by subgroup:



                                             Option Plans               Stock
                                       --------       --------        Purchase
                                       Group A        Group B           Plan
                                       --------       --------       --------

          Risk-free interest rate          6.48%          5.86%          5.32%
          Expected life                    4.23           4.54            0.5
          Expected dividends           $     --       $     --       $     --
          Expected volatility            0.7633         0.7633         0.7633



         The weighted average expected life was calculated based on the vesting period and the exercise behavior of each subgroup. Group A represents higher paid employees, while Group B represents lower paid employees. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.


  8. Income Taxes:

          At December 31, 1997 and 1996, the components of deferred tax assets are as follows (in thousands):

                                                        1997           1996
                                                      --------       --------
Intangible assets                                     $    (4)       $    40
Depreciation                                               39              6
Tax credits                                               972            229
Accrued expenses and other                                471            219
Capitalized research and development                      676            628
Deferred revenue                                           --            111
Net operating loss carryforwards                       11,636          4,779
                                                       ------          -----
Net deferred tax assets                                13,790          6,012
Less valuation allowance                              (13,790)        (6,012)
                                                       ------         ------
                                                      $    --        $    --
                                                       ======         ======


          The Company had federal and state net operating loss carryforwards of approximately $32.5 million and $10.0 million, respectively, at December 31, 1997, available to offset future regular and alternative minimum taxable income. The Company's federal and state net operating loss carryforwards will expire by the years 2012 and 2002, respectively.

          The Tax Reform Act of 1986 substantially changed the rules relative to net operating loss carryforwards in the event of an "ownership change" of a corporation. Future changes in ownership may result in limitations on the annual utilization of net operating loss carryforwards.


  9. Related Party Transactions:

          The Company paid $113,000, $159,000, and $178,000 for consulting fees to certain stockholders during the years ended December 31, 1997, 1996 and 1995, respectively.



                                   CONTINUED

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        - none -


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

        The information required by this item with respect to the directors of the Company is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") under the caption "Proposal No. 1-Election of Directors." The information relating to the executive officers of the Company is incorporated by reference from the Proxy Statement under the caption "Executive Officers."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Form:

        1.  Index to Financial Statements
            -----------------------------

        The Consolidated Financial Statements, notes thereto, and Independent Accountant's Report thereon are included in Part II, Item 8 of this Form 10-K.

        2.  Financial Statement Schedule

        The Financial Statement Schedule is included in Part II, Item 8 of this Form 10-K.

        3.  Exhibits

        The following exhibits are filed or incorporated by reference as part of this Form 10-K:

        EXHIBIT
        NUMBER                              EXHIBIT TITLE
        -------      -----------------------------------------------------------

          3.01       Restated Certificate of Incorporation.(4)

          3.02       Registrant's Bylaws.(1)

          4.01       Form of Specimen Certificate for Registrant's Common
                     Stock.(1)

          4.02 Registrant's Second Restated Investors' Rights Agreement, dated as of December 5, 1995 as amended.(1)

         10.01 Registrant's 1993 Equity Incentive Plan and related documents.(1)*

         10.02 Registrant's 1996 Equity Incentive Plan and related documents.(1)(3)*

         10.03 Registrant's 1996 Directors Stock Option Plan and related documents.(1)*

         10.04 Registrant's 1996 Employee Stock Purchase Plan and related documents.(1)*

         10.05 Standard Industrial/Commercial Multi-Tenant Lease, dated December 18, 1995, by and between Registrant and De La Cruz Enterprises.(1)

         10.06 Koll Business Center Lease, dated July 13, 1994, by and between Registrant and Fujita California Partners III.(1)

         10.07       Form of Indemnity Agreement.(1)*

         10.08 Agreement, dated August 1, 1991, by and among the Trustees of Columbia University in the City of New York, Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. and related documents.(1)(2)

         10.09 OEM Supply Agreement, dated May 31, 1995, by and between Registrant and New Star Lasers as amended.(1)(2)

         10.10 Research and Development Agreement, dated June 1, 1995, by and between Registrant and New Star Lasers.(1)(2)

         10.11 Product Documentation, Approval, Manufacturing and Supply Agreement, dated January 2, 1996, by and between Registrant and Indigo Medical GmbH.(1)(2)

         10.12 Consulting Agreement, dated March 1, 1996, by and between Registrant and Michael Aita.(1)(2)*

         10.13 Employment Terms Letter, dated November 23, 1993, issued by the Company to Michael Aita.(1)*

         10.14 Consulting Agreement, dated November 23, 1993, by and among Registrant, Carl J. Simpson and Advanced Cardiovascular systems, Inc. as amended.(1)*

         10.15 International Distribution Agreement, dated January 22, 1997, by and between Registrant and Boston Scientific Corporation.**(2)(5)

         10.16 OEM Product Development and Supply Agreement, dated March 10, 1997, between Registrant and Carl Baasel Lasertechnik GmbH.**

         23.01 Consent of Coopers & Lybrand, L.L.P., independent accountants.

         27.01       Financial Data Schedule.

         27.02 Restated Financial Data Schedule for Nine Months Ended September 30, 1997.

         27.03 Restated Financial Data Schedule for Six Months Ended June 30, 1997.

         27.04 Restated Financial Data Schedule for Three Months Ended March 31, 1997.

         27.05 Restated Financial Data Schedule for Twelve Months Ended December 31, 1996.

         27.06 Restated Financial Data Schedule for Nine Months Ended September 30, 1996.

         27.07 Restated Financial Data Schedule for Six Months Ended June 30, 1996.
-------------------
  * Management contract or compensatory arrangement.

 ** Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form SB-2 (No. 333-3752-LA), declared effective on May 21, 1996 (the "Form SB-2").

(2) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(3) Incorporated by reference to the Exhibit 10.20 of Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997.

(4) Incorporated by reference to the Exhibit 3.01 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the Exhibit 10.19 of Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

         (b) Reports on Form 8-K
             -------------------

             None

         (c) Exhibits
             --------

             See Item 14(a) above.

         (d) Financial Statement Schedule
             ----------------------------

             See Item 14(a) above.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


        In connection with our audits of the consolidated financial statements of CardioGenesis Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 8 herein.

        In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.


San Jose, California
January 30, 1998

                                                                   (Schedule II)

                           CARDIOGENESIS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                    Balance at
                                                    Beginning        Charged to                          Balance at
                                                      of the          Costs and                          End of the
            Description                               Period          Expenses        Deductions           Period
--------------------------------------------        ----------       ----------       ----------         ---------

Balance for the year ended December 31, 1995:
  Allowance for doubtful accounts receivable            $0                                                  $0

Balance for the year ended December 31, 1996:
  Allowance for doubtful accounts receivable            $0              $225               --               $225

Balance for the year ended December 31, 1997:
  Allowance for doubtful accounts receivable            $225            $207             $(382)             $ 50



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARDIOGENESIS CORPORATION

                                      By: /s/ ALLEN W. HILL
                                          ----------------------------

                                      Allen W. Hill
                                      President and Chief Executive Officer

Date: March 31, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                  Date
----------------------------       ----------------------------           ---------------
/s/ ALLEN W. HILL                  President, Chief Executive             March 31, 1998
-------------------------          Officer and a Director
    Allen W. Hill                  (Principal Executive Officer)


/s/ RICHARD P. POWERS              Chief Financial Officer,               March 31, 1998
-------------------------          Vice President of Finance
    Richard P. Powers              and Administration and Secretary
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)


/s/ DAVID B. APFELBERG             Director                               March 31, 1998
-------------------------
    David B. Apfelberg


/s/ JACK M. GILL                   Director                               March 31, 1998
-------------------------
    Jack M. Gill


/s/ DAVID C. HULL, JR.             Director                               March 31, 1998
-------------------------
    David C. Hull, Jr.


/s/ THOMAS D. KILEY                Director                               March 31, 1998
-------------------------
    Thomas D. Kiley


/s/ E. WALTER LANGE                Director                               March 31, 1998
-------------------------
    E. Walter Lange


/s/ ROBERT C. STRAUSS              Director                               March 31, 1998
-------------------------
    Robert C. Strauss



                                EXHIBIT INDEX


        EXHIBIT
        NUMBER                              EXHIBIT TITLE
        -------      -----------------------------------------------------------

          3.01       Restated Certificate of Incorporation.(4)

          3.02       Registrant's Bylaws.(1)

          4.01       Form of Specimen Certificate for Registrant's Common
                     Stock.(1)

          4.02 Registrant's Second Restated Investors' Rights Agreement, dated as of December 5, 1995 as amended.(1)

         10.01 Registrant's 1993 Equity Incentive Plan and related documents.(1)*

         10.02 Registrant's 1996 Equity Incentive Plan and related documents.(1)(3)*

         10.03 Registrant's 1996 Directors Stock Option Plan and related documents.(1)*

         10.04 Registrant's 1996 Employee Stock Purchase Plan and related documents.(1)*

         10.05 Standard Industrial/Commercial Multi-Tenant Lease, dated December 18, 1995, by and between Registrant and De La Cruz Enterprises.(1)

         10.06 Koll Business Center Lease, dated July 13, 1994, by and between Registrant and Fujita California Partners III.(1)

         10.07       Form of Indemnity Agreement.(1)*

         10.08 Agreement, dated August 1, 1991, by and among the Trustees of Columbia University in the City of New York, Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. and related documents.(1)(2)

         10.09 OEM Supply Agreement, dated May 31, 1995, by and between Registrant and New Star Lasers as amended.(1)(2)

         10.10 Research and Development Agreement, dated June 1, 1995, by and between Registrant and New Star Lasers.(1)(2)

         10.11 Product Documentation, Approval, Manufacturing and Supply Agreement, dated January 2, 1996, by and between Registrant and Indigo Medical GmbH.(1)(2)

         10.12 Consulting Agreement, dated March 1, 1996, by and between Registrant and Michael Aita.(1)(2)*

         10.13 Employment Terms Letter, dated November 23, 1993, issued by the Company to Michael Aita.(1)*

         10.14 Consulting Agreement, dated November 23, 1993, by and among Registrant, Carl J. Simpson and Advanced Cardiovascular systems, Inc. as amended.(1)*

         10.15 International Distribution Agreement, dated January 22, 1997, by and between Registrant and Boston Scientific Corporation.**(2)(5)

         10.16 OEM Product Development and Supply Agreement, dated March 10, 1997, between Registrant and Carl Baasel Lasertechnik GmbH.**

         23.01 Consent of Coopers & Lybrand, L.L.P., independent accountants.

         27.01       Financial Data Schedule.

         27.02 Restated Financial Data Schedule for Nine Months Ended September 30, 1997.

         27.03 Restated Financial Data Schedule for Six Months Ended June 30, 1997.

         27.04 Restated Financial Data Schedule for Three Months Ended March 31, 1997.

         27.05 Restated Financial Data Schedule for Twelve Months Ended December 31, 1996.

         27.06 Restated Financial Data Schedule for Nine Months Ended September 30, 1996.

         27.07 Restated Financial Data Schedule for Six Months Ended June 30, 1996.
-------------------
  * Management contract or compensatory arrangement.

 ** Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Exhibits to Registrant's Registration Statement on Form SB-2 (No. 333-3752-LA), declared effective on May 21, 1996 (the "Form SB-2").

(2) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(3) Incorporated by reference to the Exhibit 10.20 of Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997.

(4) Incorporated by reference to the Exhibit 3.01 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to Exhibit 10.19 of Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997.