Form 10-Q
period 1998-03-31
CARDIOGENESIS CORP
filed 1998-05-15
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998.

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

                                Yes [X]   No [ ]

The number of shares of Common Stock outstanding as of April 30, 1998 was 12,193,908.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of March 31, 1998                3
                and December 31, 1997

                Condensed Consolidated Statements of Operations for the three             4
                months ended March 31, 1998 and 1997

                Condensed Consolidated Statements of Cash Flows for the three             5
                months ended March 31, 1998 and 1997

                Notes to Condensed Consolidated Financial Statements                      6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION               7
                 AND RESULTS OF OPERATIONS

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               11

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                11

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                         12


SIGNATURE                                                                                13

INDEX TO EXHIBITS                                                                        14

                            CARDIOGENESIS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                                   MARCH 31,     DECEMBER 31,
                                                     1998           1997
                                                    -------        -------
                      ASSETS

Current assets:
  Cash and cash equivalents                         $ 4,079        $ 6,047
  Available-for-sale securities                      12,340         24,469
  Accounts receivable, net                              815          3,293
  Inventories                                         1,382          1,109
  Other current assets                                1,956          1,751
                                                    -------        -------
    Total current assets                             20,572         36,669
Property and equipment, net                           1,808          1,529
Available-for-sale securities, non-current           21,236         10,019
Other assets                                             24             23
                                                    -------        -------
    Total assets                                    $43,640        $48,240
                                                    =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses             $ 4,794        $ 3,944
  Deferred revenue                                       --            150
                                                    -------        -------
    Total liabilities                                 4,794          4,094

Contingencies (Note 3)

Stockholders' equity                                 38,846         44,146
                                                    -------        -------

  Total liabilities and stockholders' equity        $43,640        $48,240
                                                    =======        =======




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                     THREE MONTHS ENDED MARCH 31,
                                     ---------------------------
                                        1998             1997
                                      --------         --------
Sales                                 $    850         $  1,583
Cost of sales                              703            1,131
                                      --------         --------
    Gross profit                           147              452
                                      --------         --------

Operating expenses :
  Research and development               3,811            3,254
  General and administrative             1,338              771
  Sales and marketing                    1,141              801
                                      --------         --------
    Total operating expenses             6,290            4,826
                                      --------         --------
    Operating loss                      (6,143)          (4,374)
Interest income and other, net             555              779
                                      --------         --------
    Net loss                          $ (5,588)        $ (3,595)
                                      ========         ========


Net loss per common share
  and per common share
  - assuming dilution                 $  (0.46)        $  (0.30)
                                      ========         ========

Shares used in computing
  net loss per common share
  and per common share
  - assuming dilution                   12,134           11,982
                                      ========         ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1998             1997
                                                              --------         --------
Cash flows from operating activities:
     Net loss                                                 $ (5,588)        $ (3,595)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                             111              115
         Amortization of deferred compensation                     115              137
     Changes in assets and liabilities:
         Accounts receivable                                     2,478             (335)
         Inventories                                              (273)             (67)
         Other current assets                                     (205)             259
         Accounts payable and accrued expenses                     850              880
         Deferred revenue                                         (150)            (370)
                                                              --------         --------
             Net cash used in operating activities              (2,662)          (2,976)
                                                              --------         --------

Cash flows from investing activities:
     Purchase of available-for-sale securities                 (19,224)          (5,378)
     Maturities of available-for-sale securities                20,136           19,950
     Acquisition of property and equipment                        (390)             (75)
     Other assets                                                   (1)              --
                                                              --------         --------
             Net cash provided by investing activities             521           14,497
                                                              --------         --------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net                   173               89
                                                              --------         --------
             Net cash provided by financing activities             173               89
                                                              --------         --------
Net (decrease) increase in cash and cash equivalents            (1,968)          11,610
Cash and cash equivalents, beginning of period                   6,047            2,080
                                                              --------         --------
Cash and cash equivalents, end of period                      $  4,079         $ 13,690
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

                            CARDIOGENESIS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        These interim consolidated financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period. The interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

        Inventories consisted of the following:

                                                   MARCH 31      DECEMBER 31
                                                     1998           1997
                                                    ------         ------
                                                       (in thousands)
                                                         (unaudited)

             Raw materials                          $  749         $  736
             Finished goods                            633            373
                                                    ------         ------
                                                    $1,382         $1,109
                                                    ======         ======


NOTE 3 - CONTINGENCIES

   In September 1996, the Company filed an action for declaratory relief against PLC Systems, Inc. of Canada and its wholly-owned U.S. subsidiary, PLC Medical Systems, Inc., (collectively, "PLC"), seeking a judgment that PLC's United States patent No. 5,125,926 (the "PLC Patent") to a certain heart-synchronized pulsed laser system is not infringed, is invalid and is unenforceable. In the suit, filed in the United States District Court for the Northern District of California, the Company also requested the Court to enter judgment that the Company's Transmyocardial Revascularization (TMR) systems do not infringe the PLC Patent. In October 1996, PLC responded to the complaint. In its response, PLC took the position that the PLC Patent has been infringed by the Company, but made no further claims. In September 1997, the Company filed an amended complaint asking the Federal District Court to consider evidence of inequitable conduct in the U.S. Patent Office while the PLC Patent was being obtained by PLC. The amended complaint asserts that the PLC Patent is invalid and unenforceable because material prior work of another party was withheld from the Patent Office. Trial is set to begin on January 11, 1999.

   On February 9, 1998, PLC submitted the PLC Patent to the U.S. Patent Office seeking reissue on the basis that the PLC Patent as granted is "wholly or partly inoperative or invalid."

   In January 1997, the Company filed an Opposition to a European Patent owned by PLC (the "European Patent") that is a counterpart to the PLC Patent. The Opposition seeks to have the European Patent declared invalid. The Company believes it has meritorious positions with respect to the invalidity of the European Patent and intends to pursue the Opposition proceeding vigorously.

   In September 1997, the Company was served with a complaint filed by PLC in Munich, Germany alleging that the Company and its former German sales agent have infringed EP 0 553 576, a European counterpart of the PLC Patent. The Company has referred the complaint to patent counsel and is proceeding in its defense on the basis of non-infringement.

NOTE 4 - COMPUTATION OF NET LOSS PER COMMON SHARE AND PER COMMON SHARE - ASSUMING DILUTION

   The Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and accordingly all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of shares of common stack outstanding. Common equivalent shares from stock options are excluded from the computation of diluted net loss per common share as their effect is antidilutive.

   Stock options to purchase shares of common stock at prices ranging from to per share were outstanding at March 31, 1998, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

   Effective March 31, 1998 the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. As the components of comprehensive income for the Company are not material, the additional reporting and display of comprehensive income and its components have not been reflected in the accompanying financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including the factors described throughout this Report, and in the Company's Form 10-K filed with the Securities and Exchange Commission, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." The actual results the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by an asterisk (*) various sentences within this Report which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the

Company's 1997 Form 10-K filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization ("TMR") systems. The Company has only a limited operating history and has experienced significant operating losses since its inception. The Company incurred a net loss of $5.6 million in the three months ended March 31, 1998. The development and potential commercialization of the Company's products will continue to require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through 1999 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting Boston Scientific Corporation ("BSC"), the exclusive distributor in international markets. There can be no assurance that the Company's TMR systems will ever generate significant revenues or that the Company will achieve or sustain profitability.

The research, manufacture, sale and distribution of medical devices such as the Company's TMR systems are subject to numerous regulations imposed by governmental authorities, principally the Food and Drug Administration ("FDA") and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre-market Approval ("PMA") application is required before any of the Company's TMR systems can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Also, many foreign governments and the European Union also have review processes for medical devices. The Company has received CE Mark approval to market its intraoperative TMR (ITMR(TM)) System and percutaneous TMR (PMR(TM)) System in the European Union. The CE Mark is granted to companies whose products meet the essential requirements of the European Medical Device Directive ("MDD") and provides the regulatory approval necessary for commercialization in Europe. The Company will be subject to continued supervision by regulators and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. *The Company plans to continue to seek regulatory approvals to allow for marketing and distribution of its products in international markets.

The Company commenced clinical trials of its ITMR System in October 1995 and began clinical trials of its PMR System in November 1996. Clinical trials of the Company's thoracoscopic TMR (TTMR(TM)) System have not commenced.

In July 1996, the Company began a Phase II clinical trial under an investigational device exemption ("IDE") that allowed a prospective, randomized, multi-center clinical trial of its ITMR System in "no-option" patients with severe coronary artery disease ("CAD"). Enrollment in the Phase II, randomized, no-option trial is now complete. The Company has commenced submission of data and information to the FDA on the Company's ITMR System. *The Company plans to continue submitting information and updates to the FDA throughout the next six to nine months and to respond to periodic inquiries from the FDA with respect to review of such data and information. *This proactive and collaborative approach to submissions provides the Company with a means for frequent reviews by the FDA of information required for PMA as well as discussions regarding the ITMR System.

In August 1996, the Company received an IDE from the FDA and has begun a major clinical study of its intraoperative ITMR System used as an adjunctive therapy to coronary artery bypass graft ("CABG") surgery in patients with severe angina who are only partially treatable by CABG. The adjunct to CABG clinical trials are on-going.

Clinical trials for the Company's PMR System commenced in Europe in November 1996. In January 1998, the Company received the CE Mark approval for use of its PMR System in the European Community. In July 1997, the Company received an IDE from the FDA which allows a multi-center clinical trial of the PMR system to treat angina in no-option patients at up to twelve clinical sites in the U.S. Enrollment for the U.S. clinical trial sites has begun and the trials are ongoing. In addition to treating the first U.S. human patient on July 31, 1997, more than 150 human patients have been treated with the Company's PMR system.

The Company recorded sales of $850,000 for the first three months of 1998 from sales of its ITMR Systems, PMR Systems and disposable probes and catheters to its international distributor, BSC and to clinical trial sites in the U.S. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates its revenues from product sales over the next several years will be primarily derived from international sales to BSC. *As a result, the revenue levels of the Company are and will be dependent on the efforts of BSC and the demand for the Company's TMR Systems in the international market. *Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a material adverse impact on the Company's revenues.

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

RESULTS OF OPERATIONS

Sales. Sales of the Company's ITMR Systems, PMR Systems and disposable products for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe decreased approximately $733,000 to $850,000 for the three months ended March 31, 1998 from $1.6 million for the same period in 1997. This reduction in sales is due to the limited availability of reimbursement for TMR procedures in Europe and constraints placed on capital purchases by various governments outside the U.S.

Cost of Sales. Cost of sales consists of direct and indirect costs of providing ITMR Systems, PMR Systems and disposal products to customers. Cost of sales was approximately $703,000, or 83% of sales, for the three months ended March 31, 1998 and $1.1 million, or 71% of sales, for the same period in 1997. The increase in cost of sales as a percent of sales from 1997 to 1998 was primarily due to the allocation of fixed overhead costs over fewer units.

Research and Development Expenses. Research and development expenses increased approximately $557,000 to $3.8 million for the three months ended March 31, 1998 from $3.3 million for the same period in 1997. The increase in 1998 was primarily due to increased activity in the clinical trials and continued investment in research in the field of TMR. *The Company expects research and development expenses to continue to increase at least through 1998 as the Company continues to enroll patients in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

General and Administrative Expenses. General and administrative expenses increased approximately $567,000 to $1.3 million for the three months ended March 31, 1998 from $771,000 for the same period in 1997. The increase in 1998 was primarily due to increased finance and administration personnel costs to support the Company's growth, increased legal fees associated with research and development agreements and legal fees related to the lawsuit by the Company against PLC seeking a judgment that a PLC patent is invalid and unenforceable. *The Company expects that general and administrative expenses will continue to increase at least through 1998.

Sales and Marketing Expenses. Sales and marketing expenses increased approximately $340,000 to $1.1 million for the three months ended March 31, 1998 from $801,000 for the same period in 1997. The increase in 1998 was primarily due to increased sales and marketing costs associated with the distribution of the ITMR and PMR systems in Europe. *The Company expects that sales and marketing expenses will continue to increase in 1998 as the Company expands clinical studies, conducts physician training, and supports the sales and marketing activities of BSC.

Interest Income and Other, Net. Interest income and other, net decreased $224,000 to $555,000 for the three months ended March 31, 1998 from $779,000 for the same period in 1997. The decrease is primarily due to decreases in interest income in 1998 attributable to decreases in the Company's cash and cash equivalents and short-term investments balances.

Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $1.4 million and $874,000 with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995, respectively. Deferred compensation expense is being amortized over the vesting period of the options, which is generally four years. Compensation expense of $115,000 and $137,000 was recognized for the three months ended March 31, 1998 and 1997, respectively.




LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as proceeds and interest thereon from its initial public offering in May 1996. Through March 31, 1998, the Company had raised approximately $77.2 million from the sale of stock, net of issuance costs.

Net cash used in the Company's operations was $2.7 million and $3.0 million for the three months ended March 31, 1998 and 1997, respectively. The Company's acquisition of property and equipment was $390,000 and $75,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in property and equipment acquired in 1998 is due to the purchase of additional laser units used for research and development purposes.

At March 31, 1998, the Company had cash, cash equivalents and available-for-sale securities, totaling $37.7 million. *The Company plans to finance its operations and capital needs principally from cash, cash equivalents, and available-for-sale securities, and, to the extent available, from bank and lease financing, and believes these sources of cash will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales of the Company's products generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes its current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through 1998, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

IMPACT OF THE YEAR 2000 ON INFORMATION SYSTEMS

The Company relies on computers and computer software to run its business, as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The Company has not completed an assessment of the impact this may have on its businesses and does not have a reasonable basis to conclude whether the impact of the Year 2000 dates will or will not materially affect future results. To date the Company has not found any material impact which may result from failure of its computers and computer software or that of its vendors, suppliers, and customers. *However, the Company plans to make an assessment of this during 1998, and, if appropriate, develop an action plan to correct it.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ending December 31, 1998. The Company operates in one business segment; namely, the research, development, manufacture and sale of cardiovascular surgical devices.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 21, 1996, the Company commenced an offering of Common Stock and issued
3.0 million shares. The aggregate offering price of the shares sold was $60.0 million. Expenses and underwriting discounts and commissions incurred in connection with the issuance totaled $5,533,000. Net offering proceeds to the Company were $54,467,000. The table below shows all amounts from the effective date of the registration statement to March 31, 1998. All amounts are rounded to the nearest $1,000.


                                 Direct or indirect                  Direct or indirect
                                 payments to directors,              payments to others
                                 officers, general partners
                                 of the issuer or their
                                 associates; to persons
                                 owning ten percent or more
                                 of any class of equity
                                 securities of the issuer;
                                 and to affiliates of the
                                 issuer
                                 ----------------------------   ----------------------------
                                             (A)                            (B)
                                 ----------------------------   ----------------------------
Construction of plant,                        -                              -
building and facilities
Purchase and installation of                  -                              -
machinery and equipment
Purchase of real estate                       -                              -
Acquisition of other                          -                              -
    business(es)
Repayment of indebtedness                     -                              -
Working capital                               -                         20,891,000
Temporary investment                          -                         33,576,000
                                 ============================   ============================
Net offering proceeds                        $0                        $54,467,000
                                 ============================   ============================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this report on Form 10-Q:

 Number      Description
 ------      -----------

 27.01       Financial Data Schedule

        (b)  Reports on Form 8-K

                 None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARDIOGENESIS CORPORATION
                                          (Registrant)




Date : May 15, 1998                       By: /s/ Richard P. Powers
                                             -----------------------------------
                                             Richard P. Powers
                                             Chief Financial Officer, Vice
                                             President of Finance and
                                             Administration, and Secretary
                                             (Duly Authorized Officer, Principal
                                             Financial Officer, and Principal
                                             Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
-------
 27.01       Financial Data Schedules