Form 10-Q
period 1998-09-30
CARDIOGENESIS CORP
filed 1998-11-17
CIK 1013465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998.

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

                                 Yes [X] No [ ]

The number of shares of Common Stock outstanding as of October 31, 1998 was 12,281,845.

                            CARDIOGENESIS CORPORATION

                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of September 30, 1998            3
                and December 31, 1997 (unaudited)

                Condensed Consolidated Statements of Operations for the three             4
                months and nine months ended September 30, 1998 and 1997 (unaudited)

                Condensed Consolidated Statements of Cash Flows for the nine              5
                months ended September 30, 1998 and 1997 (unaudited)

                Notes to Condensed Consolidated Financial Statements                      6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION               7
                 AND RESULTS OF OPERATIONS

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               12

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                13

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                         13

SIGNATURE                                                                                14

INDEX TO EXHIBITS                                                                        15

                            CARDIOGENESIS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                               SEPTEMBER 30, DECEMBER 31,
                                               ------------- ------------
                                                   1998         1997
                                               ------------- ------------
                      ASSETS
Current assets:
  Cash and cash equivalents                       $ 6,901      $ 6,047
  Available-for-sale securities                     2,783       24,469
  Accounts receivable, net                          1,633        3,293
  Inventories                                       1,829        1,109
  Other current assets                              1,614        1,751
                                                  -------      -------
    Total current assets                           14,760       36,669
Property and equipment, net                         1,581        1,529
Available-for-sale securities, non-current         15,676       10,019
Other assets                                           24           23
                                                  -------      -------
    Total assets                                  $32,041      $48,240
                                                  =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses           $ 6,410      $ 3,944
  Deferred revenue                                    295          150
                                                  -------      -------
    Total liabilities                               6,705        4,094

Contingencies (Note 3)

Stockholders' equity                               25,336       44,146
                                                  -------      -------

  Total liabilities and stockholders' equity      $32,041      $48,240
                                                  =======      =======




   The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      -3

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)




                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------  -------------------------------
                                      1998           1997               1998           1997
                                    --------       --------           --------       --------
Sales                               $  1,053       $  1,225           $  2,979       $  5,509
Cost of sales                          1,028            856              2,657          3,448
                                    --------       --------           --------       --------
    Gross profit                          25            369                322          2,061
                                    --------       --------           --------       --------

Operating expenses:
  Research and development             4,080          3,699             12,257         10,203
  General and administrative           1,312          1,071              4,221          2,762
  Sales and marketing                  1,979          1,395              4,816          3,693
                                    --------       --------           --------       --------
    Total operating expenses           7,371          6,165             21,294         16,658
                                    --------       --------           --------       --------
    Operating loss                    (7,346)        (5,796)           (20,972)       (14,597)
Interest income and other, net           405            697              1,463          2,188
                                    --------       --------           --------       --------
    Net loss                        $ (6,941)      $ (5,099)          $(19,509)      $(12,409)
                                    ========       ========           ========       ========


Net loss per common share
  and per common share
  - assuming dilution               $  (0.57)      $  (0.42)          $  (1.60)      $  (1.03)
                                    ========       ========           ========       ========

Shares used in computing
  net loss per common share
  and per common share
  - assuming dilution                 12,234         12,039             12,189         12,008
                                    ========       ========           ========       ========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOGENESIS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                   1998          1997
                                                                 --------       --------
Cash flows from operating activities :
      Net loss                                                   $(19,509)      $(12,409)
      Adjustments to reconcile net loss to
      net cash used in operating activities :
            Depreciation and amortization                             576            335
            Amortization of deferred compensation                     343            359
      Changes in assets and liabilities :
            Accounts receivable                                     1,660            380
            Inventories                                              (720)           (32)
            Other current assets                                      137           (639)
            Accounts payable and accrued expenses                   2,466            580
            Deferred revenue                                          145           (370)
                                                                 --------       --------
                  Net cash used in operating activities           (14,902)       (11,796)
                                                                 --------       --------

Cash flows from investing activities :
      Purchase of available-for-sale securities                   (15,362)       (29,268)
      Maturities of available-for-sale securities                  31,458         43,840
      Acquisition of property and equipment                          (628)          (360)
      Other assets                                                     (1)            --
                                                                 --------       --------
                  Net cash provided by investing activities        15,467         14,212
                                                                 --------       --------

Cash flows from financing activities :
      Proceeds from issuance of Common Stock                          289            237
                                                                 --------       --------
                  Net cash provided by financing activities           289            237
                                                                 --------       --------

Effect of foreign currency translation adjustment                      --            (31)

                                                                 --------       --------
Net increase in cash and cash equivalents                             854          2,622
Cash and cash equivalents, beginning of period                      6,047          2,080
                                                                 --------       --------
Cash and cash equivalents, end of period                         $  6,901       $  4,702
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

NOTE 2 - INVENTORIES

        Inventories consisted of the following:

                                                 SEPTEMBER 30   DECEMBER 31
                                                     1998           1997
                                                 ------------   -----------
                                                       (in thousands)
                                                         (unaudited)
             Raw materials                          $1,512           $736
             Finished goods                            317            373
                                                    ------         ------
                                                    $1,829         $1,109
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

   Stock options to purchase 2,467,369 shares of common stock at prices ranging from $.1220 per share to $12.875 per share were outstanding at September 30, 1998, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.


NOTE 5 - LINE OF CREDIT

   In June 1998, the Company entered into a loan and security agreement with a bank which provides an $8 million line of credit. Amounts borrowed under the agreement bear interest at a rate equal to the bank's prime rate and are collateralized by the Company's assets. The agreement contains certain financial covenants and is available until May 15, 1999. There was no outstanding balance as of September 30, 1998.

NOTE 6 - PROPOSED MERGER

  On October 22, 1998, the Company entered into an agreement to merge with Eclipse Surgical Technologies, Inc. ("Eclipse"). In the merger 0.80 of a share of Eclipse common stock will be issued in exchange for 0.8 shares of Eclipse's common stock for each share of the Company's common stock. The two companies expect that the transaction will, due to its structure, qualify as a tax-free re-organization to be accounted for as a pooling of interests. The Board of the Directors of the Company and Eclipse have approved the agreement; however, the merger is subject to approval by the stockholders of the Company and Eclipse.

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

OVERVIEW

Since its inception, CardioGenesis has been primarily engaged in the design, development, and marketing of its transmyocardial revascularization ("TMR") systems. The Company has only a limited operating history and has experienced significant operating losses since its inception. The Company incurred a net loss of $6.9 million in the three months ended September 30, 1998. The development and potential commercialization of the Company's products will continue to require significant research and development, regulatory, sales and marketing, manufacturing and other expenditures. *Operating losses are expected to continue at least through 1999 as the Company continues to perform research and development, to fund clinical trials in support of regulatory and reimbursement approvals, and to expand its marketing and sales activities in the U.S. and internationally by supporting Boston Scientific Corporation ("BSC"), the Company's exclusive distributor in international markets. There can be no assurance that the Company's TMR systems will ever generate significant revenues or that the Company will achieve or sustain profitability.

The research, manufacture, sale and distribution of medical devices such as the Company's TMR systems are subject to numerous regulations imposed by governmental authorities, principally the Food and Drug Administration ("FDA") and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre-market Approval ("PMA") application is required before any of the Company's TMR systems can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Also, many foreign governments and the European Union also have review processes for medical devices. The Company has received CE Mark approval to market its intraoperative CardioSync (TM) TMR (ITMR) System and percutaneous Axcis(TM) PMR System in the European Union. The CE Mark is granted to companies whose products meet the essential requirements of the European Medical Device Directive ("MDD") and provides the regulatory approval necessary for commercialization in Europe. The Company will be subject to continued supervision by regulators and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of the MDD. *The Company plans to continue to seek regulatory approvals to allow for marketing and distribution of its products in international markets.

The Company commenced clinical trials of its CardioSync ITMR System in October 1995 and began clinical trials of its Axcis PMR System in November 1996. Clinical trials of the Company's thoracoscopic TMR (TTMR) System have not commenced.

In July 1996, the Company began a Phase II clinical trial under an investigational device exemption ("IDE") that allowed a prospective, randomized, multi-center clinical trial of its CardioSync ITMR System in "no-option" patients with severe coronary artery disease ("CAD"). Enrollment in the Phase II, randomized, no-option trial is now complete. The Company is nearing completion of its submission of data and information on the CardioGenesis CardioSync ITMR System in a modular format to the FDA. The FDA has requested that the Company delay submission of the final clinical package until the agency catches up with their September 30, 1998 fiscal year end backlog. The Company is not aware of any FDA issues with its modular submission to date. *CardioGenesis believes that its relationship with the FDA remains strong, and does not believe that this request will slow down CardioGenesis' progress towards a Pre-market Approval (PMA) panel date or ultimate FDA approval.


In August 1996, the Company received an IDE from the FDA and has begun a major clinical study of its CardioSync ITMR System used as an adjunctive therapy to coronary artery bypass graft ("CABG") surgery in patients with severe angina who are only partially treatable by CABG. The adjunct to CABG clinical trials are ongoing.

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

In September 1998, the Company received a preliminary IDE from the FDA and has begun a prospective, randomized clinical study of its Axcis PMR System used as an adjunctive therapy to percutaneous transluminal coronary angioplasty ("PTCA") surgery. The trial, which has been approved for 40 patients, is being conducted at 5 major cardiovascular treatment centers in the U.S. The Company anticipates expanding the trial in the future.

The Company recorded sales of $3.0 million for the first nine months of 1998 from sales of its CardioSync ITMR Systems, Axcis PMR Systems and disposable probes and catheters to clinical trial sites in the U.S. and to its international distributor, BSC. The Company recognizes product revenues upon shipment of its products to customers and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. Deferred revenue consists of shipments that have been made which are subject to limited rights of return or other contingencies. *The Company anticipates that it will continue to derive revenues from product sales over the next several years from international sales to BSC. Any such international sales will be subject to a number of risks, including foreign currency fluctuations, economic or political instability, foreign tax laws, shipping delays, various tariffs and trade regulations and restrictions and foreign medical regulations, any of which could have a material adverse impact on the Company's revenues.

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

On October 22, 1998, the Company entered into an agreement to merge with Eclipse Surgical Technologies, Inc. ("Eclipse"). In the merger 0.80 of a share of Eclipse common stock will be issued in exchange for 0.8 shares of Eclipse's common stock for each share of the Company's common stock. The two companies expect that the transaction will, due to its structure, qualify as a tax-free re-organization to be accounted for as a pooling of interests. The Board of Directors of the Company and Eclipse have approved the agreement; however, the merger is subject to approval by the stockholders of the Company and Eclipse.


RESULTS OF OPERATIONS

Sales. Sales of the Company's CardioSync ITMR Systems, Axcis PMR Systems and disposable products for commercial use in Europe and for use at clinical trial sites in both the U.S. and Europe decreased approximately $172,000 to $1.1 million for the three months ended September 30, 1998 from $1.2 million for the same period in 1997. Sales decreased approximately $2.5 million to $3.0 million for the nine months ended September 30, 1998 from $5.5 million for the same period in 1997. This reduction in sales is due primarily to constraints on capital equipment purchases resulting from hospital budgets and government overview outside the U.S., and by the limited current availability of reimbursement for TMR procedures in Europe.

Cost of Sales. Cost of sales consists of direct and indirect costs of providing CardioSync ITMR Systems, Axcis PMR Systems and disposable products to customers. Cost of sales was approximately $1 million, or 98% of sales, for the three months ended September 30, 1998 and $856,000, or 70% of sales, for the same period in 1997. Cost of sales was approximately $2.7 million, or 89% of sales, for the nine months ended September 30, 1998 and $3.4 million, or 63% of sales, for the same period in 1997. The increase in cost of sales as a percent of sales from 1997 to 1998 was primarily due to the allocation of fixed overhead costs over fewer units.

Research and Development Expenses. Research and development expenses increased approximately $381,000 to $4.1 million for the three months ended September 30, 1998 from $3.7 million for the same period in 1997.

Research and development expenses increased approximately $2.1 million to $12.3 million for the nine months ended September 30, 1998 from $10.2 million for the same period in 1997. The increase in 1998 was primarily due to higher clinical expenses for increased activity in the clinical trials and continued investment in research in the field of TMR. *The Company expects research and development expenses to continue to increase at least through 1998 as the Company continues patient follow ups in its ongoing clinical trials, initiates additional clinical trials, and continues to invest in TMR mechanism research.

General and Administrative Expenses. General and administrative expenses increased approximately $241,000 to $1.3 million for the three months ended September 30, 1998 from $1.1 million for the same period in 1997. General and administrative expenses increased approximately $1.5 million to $4.2 million for the nine months ended September 30, 1998 from $2.8 million for the same period in 1997. The increase in 1998 was primarily due to legal fees related to the lawsuit by the Company against PLC seeking a judgment that the PLC patent is not infringed by the Company and is invalid and unenforceable. *The Company expects that general and administrative expenses will continue to increase at least through 1998.

Sales and Marketing Expenses. Sales and marketing expenses increased approximately $584,000 to $2.0 million for the three months ended September 30, 1998 from $1.4 million for the same period in 1997. Sales and marketing expenses increased approximately $1.1 million to $4.8 million for the nine months ended September 30, 1998 from $3.7 million for the same period in 1997. The increase in 1998 was primarily due to increased sales and marketing costs associated with the distribution of the CardioSync ITMR and Axcis PMR Systems in Europe. *The Company expects that sales and marketing expenses will continue to increase in 1998 and 1999 as the Company conducts physician training and expands sales and marketing activities in the U.S. and in Europe.

Interest Income and Other, Net. Interest income and other, net decreased approximately $292,000 to $405,000 for the three months ended September 30, 1998 from $697,000 for the same period in 1997. Interest income and other, net decreased $725,000 to $1.5 million for the nine months ended September 30, 1998 from $2.2 million for the same period in 1997. The decrease is primarily due to decreases in the Company's cash and cash equivalents and short-term investments balances.

Deferred Compensation Expense. The Company recorded deferred compensation expense of approximately $1.4 million and $874,000 with respect to options to purchase Common Stock granted and Preferred Stock issued during 1996 and 1995, respectively. Deferred compensation expense is being amortized over the vesting period of the options, which is generally four years. Compensation expense of $114,000 and $114,000 was recognized for the three months ended September 30, 1998 and 1997, respectively. Compensation expense of $343,000 and $359,000 was recognized for the nine months ended September 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through the private sale of capital stock and interest income on proceeds from private financings as well as proceeds and interest thereon from its initial public offering in May 1996. Through September 30, 1998, the Company had raised approximately $77.7 million from the sale of stock, net of issuance costs.

In June 1998, the Company entered into a loan and security agreement with a bank which provides an $8.0 million line of credit. Amounts borrowed under the agreement bear interest at a rate equal to the bank's prime rate and are collateralized by the Company's assets. The agreement contains certain financial covenants and is available until May 15, 1999. There was no outstanding balance as of September 30, 1998.

Net cash used in the Company's operations was $14.9 million and $11.8 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's acquisition of property and equipment was $628,000 and $360,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase from 1997 to 1998 is attributed to the purchase of lasers for research & development purposes.

At September 30, 1998, the Company had cash, cash equivalents and available-for-sale securities, totaling $25.4 million. *The Company plans to finance its operations and capital needs principally from cash, cash equivalents, and available-for-sale securities, and, to the extent available, from bank and lease financing, and believes these sources of cash will be sufficient to fund its operations through the next twelve months. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the level of sales of the Company's products generated by BSC in major and emerging international markets; market acceptance of, and demand for the Company's products; the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, and to expand manufacturing capacity; facilities requirements; and other factors. *Although the Company believes its current levels of cash, cash equivalents, and available-for-sale securities, together with cash generated from operations, will provide adequate funding for its operations and capital requirements through the next twelve months, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. *Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

IMPACT OF THE YEAR 2000 ON INFORMATION SYSTEMS

The Company has completed its preliminary assessment of both its IT (information technology) and non-IT systems. For the Company's IT system, non-compliant software and hardware have been identified, and upgrades are in progress. The Company generally does not customize or use internally developed software for the IT function, and therefore, the IT upgrades in progress consist of replacing existing software with Year 2000-compliant revisions supplied by the manufacturers of the software.* The Company's IT system is expected to be Year 2000-compliant by March 31, 1999.

Several non-IT systems have been identified which are not Year 2000-compliant. The Company is developing remediation plans for these systems which may include the purchase of vendor-supported upgrades or the purchase of new systems known to be Year 2000-compliant.* The Company's non-IT systems are expected to be Year 2000-compliant by June 30, 1999.

The Company is obtaining written assurance from its suppliers that date sensitive components incorporated into the Company's products are Year 2000-compliant.* The Company expects to receive such assurances by March 31, 1999.

The Company is preparing to contact key vendors and other third parties with which the Company has a significant relationship to determine their readiness with respect to Year 2000 issues. *The Company is setting a preliminary target to receive this information by June 30, 1999, but there is a possibility, based on the timeliness of the responses, that this process could take longer.

*The Company has prepared a preliminary estimate of total Year 2000 remediation efforts of $50,000, none of which has been spent as of September 30, 1998. This anticipated expense is primarily for upgrades of non-compliant non-IT systems and for diagnostic software for the IT system.

The Company has not yet evaluated the consequences of its most reasonably likely worst case Year 2000 scenario. The Company is in the process of preparing Year 2000 contingency plans to address the question of "what the company will do if it is not ready?". *The contingency plans are expected to be complete by June 30, 1999.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 21, 1996, the Company commenced an offering of Common Stock and issued
3.0 million shares. The aggregate offering price of the shares sold was $60.0 million. Expenses and underwriting discounts and commissions incurred in connection with the issuance totaled $5,533,000. Net offering proceeds to the Company were $54,467,000. The table below shows all amounts from the effective date of the registration statement to September 30, 1998.
All amounts are rounded to the nearest $1,000.


                                 Direct or indirect             Direct or indirect
                                 payments to directors,         payments to others
                                 officers, general partners
                                 of the issuer or their
                                 associates; to persons
                                 owning ten percent or more
                                 of any class of equity
                                 securities of the issuer;
                                 and to affiliates of the
                                 issuer
                                 ----------------------------   ----------------------------
                                             (A)                            (B)
                                 ----------------------------   ----------------------------
Construction of plant,                       --                             --
building and facilities
Purchase and installation of                 --                             --
machinery and equipment
Purchase of real estate                      --                             --
Acquisition of other                         --                             --
    business(es)
Repayment of indebtedness                    --                             --
Working capital                              --                         29,107,000
Temporary investment                         --                         25,360,000
                                 ============================   ============================
Net offering proceeds                        $0                        $54,467,000
                                 ============================   ============================


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this report on Form 10-Q
:

            Number         Description
            ------         -----------
             27.01        Financial Data Schedule

        (b)     Reports on Form 8-K

               Reference is made to the current report on Form 8-K filed by the Company on November 3, 1998 relating to the signing of a definitive agreement and plan of reorganization among the Company, Eclipse Surgical Technologies, Inc. ("Eclipse") and RW Acquisition Corporation, a wholly-owned subsidiary of Eclipse.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARDIOGENESIS CORPORATION
                                         (Registrant)




Date: November 16, 1998                  By: /s/ Richard P. Powers
                                             ----------------------------------
                                             Richard P. Powers
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary
                                             (Duly Authorized Officer, Principal
                                             Financial Officer, and Principal
                                             Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
-------
   27.01    Financial Data Schedule